Form 10-K
period 1993-12-31
ADDINGTON RESOURCES INC
filed 1994-03-31
CIK 810665

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Fiscal Year Ended                   December 31, 1993

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________ to ___________

                         Commission File Number 0-16498

                           ADDINGTON RESOURCES, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                   61-1125039
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                   Identification No.)

1500 North Big Run Road
Ashland, Kentucky                                       41102
(Address of principal                                 (Zip Code)
executive offices)

Registrant's telephone number
  including area code:                               (606) 928-3433

Securities registered pursuant to Section 12(b) of the Act:

                                     None

Securities registered pursuant to Section 12(g) of the Act:

                  Common Stock - par value of $1.00 per share

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes   X       No
                                 ------       -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     The aggregate market value of voting stock held by non-affiliates of the registrant as of March 25, 1994

     Common stock, par value of $1.00 per share -- $140,031,342.

     The number of shares of the registrant's common stock outstanding as of March 25, 1994 - 15,704,178 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

                                     PART I


Item 1.  Business.
         --------

     Addington Resources, Inc. and its subsidiaries (the "Company") are primarily engaged in the development and operation of integrated solid waste disposal systems. The Company is also engaged in the surface mining and marketing of bituminous coal. For certain financial information concerning the Company's mining and environmental industry segments, see Note 19 to the audited Consolidated Financial Statements. Addington Resources, Inc. was incorporated on September 29, 1986, under the laws of Delaware.

Disposition of Certain Coal Assets in the First Quarter of 1994.
- ---------------------------------------------------------------

     Pursuant to the Stock Purchase Agreement dated September 24, 1993 (the "Agreement") between Addington Holding Company, Inc., a wholly owned subsidiary of the Company, and Pittston Acquisition Company, an indirect wholly owned subsidiary of The Pittston Company ("Pittston"), the Company sold to Pittston (the "Pittston Transaction") all of the Company's stock in five of its indirect wholly owned coal subsidiaries, Addington, Inc., Appalachian Mining, Inc., Appalachian Land Company, Vandalia Resources, Inc. and Kanawha Development Corporation (collectively the "Subsidiaries"). The Pittston Transaction was consummated on January 14, 1994 (the "Closing Date").

     In the Pittston Transaction, the Company transferred to Pittston all its long-term coal sales contracts with electric utilities except as set forth below under Coal Mining Operations-Major Sales Contracts. The Company also transferred to Pittston all of its coal reserves in Ohio, Virginia and West Virginia and, of its Kentucky coal reserves, only those reserves located in the Breathitt County Area of Kentucky. See Item 2. Properties. In addition, the Company transferred all of its tipples and barge loading facilities, and all of its assets (including property, plant and equipment) used in connection with mining the specific coal reserves transferred. The Subsidiaries transferred certain property, plant and equipment to the Company before the Closing Date.

     Pursuant to the terms of the Agreement, the Company sold to Pittston all of the Company's common stock in the Subsidiaries for $157,000,000 in cash. The Agreement also contemplated that certain property, plant and equipment and mineral reserves would be transferred from the Subsidiaries to the Company before the Closing Date. In addition, the Agreement contemplated that the Subsidiaries would distribute to the Company before the Closing Date, their excess working capital. The Agreement also required that within 60 days after the Closing Date, the Company would deliver to Pittston a statement of working capital for the Subsidiaries showing the Subsidiaries' Combined Net Working Capital, as defined in the Agreement, as of the close of business on the Closing Date. If the Combined Net Working Capital exceeds zero, Pittston is to pay the Company an appropriate adjustment. If the Combined Net Working Capital is less than zero, the Company is to pay Pittston an appropriate adjustment. By letter dated March 15, 1994, the Company asserted that Pittston should make a payment in the amount of $2,286,000 to the Company in light of the Subsidiaries' Combined Net Working Capital as of the Closing Date. In accordance with the terms of the Agreement, the Company and Pittston are currently seeking to resolve their differences with respect to the Subsidiaries' Combined Net Working Capital as of the Closing Date. Because the parties are not in agreement with respect to the appropriate adjustment, the Company cannot predict at this time the amount which will be owed by one party to the other with respect to such an adjustment.

     In connection with the Pittston Transaction, the Company transferred to Pittston certain properties in Fayette County, West Virginia. The Company and Pittston entered into a royalty agreement (the "Royalty Agreement") pursuant to which Pittston will pay to the Company a royalty of $1.00 per ton of coal mined from these properties. The term of the Royalty Agreement will be from the Closing Date until the date Pittston has paid $3.75 million in royalties. The Royalty Agreement provides for a minimum royalty of $100,000 per month, with a maximum royalty in any one-year period of $1.5 million. The Company also entered into a long-term coal sales contract to supply approximately 4,920,000 tons of coal to a Pittston subsidiary. See "Business-Major Coal Sales Contracts." The Agreement also provides that the Company will pay Pittston a royalty of $0.50 per ton of coal produced by two highwall mining machines for three and one-half years.

     To facilitate a smooth transition of operations of the Subsidiaries following the Closing, the Company entered into an agreement with Pittston to assist Pittston with regard to employee related matters involving the Subsidiaries and to promote the interests of Pittston and the Subsidiaries in the financial community. The Company further agreed that neither the Company nor its affiliates would (a) compete with Pittston on any coal sales contract of the Subsidiaries acquired pursuant to the Agreement by contacting any customer of any acquired coal sales contract regarding any renewal, extension or price reopener of the contract for a period ending upon the final termination of any acquired coal sales contract, (b) lease, purchase, contract, license or otherwise acquire an interest in the Robinson Forest area of Kentucky for so long as Pittston or the Subsidiaries have an interest in such area, (c) disclose information about the Subsidiaries to third parties for a period of two years, or (d) participate in any activities regarding rail access to any property of the Subsidiaries for a period of two years.

     Addington Resources, Inc. has guaranteed the prompt payment and performance by each of its subsidiaries of all obligations under the Agreement and certain related contracts; provided, however, that the guarantor's liability will not exceed

$157,000,000 in the aggregate. Pittston Minerals Group, Inc., a direct wholly owned subsidiary of Pittston, has guaranteed the prompt payment and performance by each of its subsidiaries of all obligations under the Agreement and certain related contracts; provided, however, that the guarantor's liability will not exceed $157,000,000 in the aggregate.

     For more information on the Pittston Transaction, see the Company's Current Report on Form 8-K dated January 14, 1994, and the proxy statement dated December 22, 1993, as filed with the Securities and Exchange Commission. See also Note 2 to the audited Consolidated Financial Statements.

Integrated Solid Waste Disposal Operations
- ------------------------------------------

     LANDFILL OPERATIONS. To increase utilization of the Company's experience in moving materials and reclaiming land, the Company entered the sanitary landfill business.

     As of December 31, 1993, the Company was operating or had under construction seven landfills in Kentucky, North Carolina and Georgia.

     In June 1992, the Kentucky Department of Natural Resources and Environmental Protection (the "Cabinet") issued a 10-year operating permit for a newly constructed contained landfill in Ohio County, Kentucky. The Cabinet has issued the county a construction permit for approximately 20 million cubic yards of airspace. The Company has a 40-year agreement with Ohio County to operate this county landfill.

     In July 1992, the Cabinet issued a 10-year operating permit for the Company's Epperson contained landfill, located midway between Lexington, Kentucky and Cincinnati, Ohio. The Cabinet issued a construction permit for more than 12 million cubic yards of landfill space.

     In July 1992, the Company purchased a landfill located in Lincoln County, Kentucky. The Cabinet has issued the Company a permit which allows operation of the landfill until 1995. The Company has applied for a new contained landfill construction permit.

     On November 25, 1992, the Cabinet issued a 10-year operating permit for a 25-acre contained landfill in Greenup County, Kentucky. The operating permit is for the first segment of this contained landfill. On September 22, 1992, the Company's subsidiary, Green Valley Environmental Corp. ("Green Valley") and Kentuckians for the Commonwealth ("KFTC") entered into a Settlement Agreement concerning a four-year dispute over Green Valley's landfill in Greenup County, Kentucky. The Settlement Agreement resolves all disputes between Green Valley and KFTC with respect to administrative and judicial actions filed by KFTC and others, including a citizens group known as GROWL. The two co-chairpersons of GROWL also executed the Agreement, although other individual members did not. Under the Settlement Agreement, Green Valley installed an additional liner to the bottom of the landfill and drilled nine new monitoring wells. The new construction is consistent with Kentucky's stringent landfill regulations for landfills intending to operate beyond July 1, 1995. The Settlement Agreement limits the landfill's service area to a 38-county region in Kentucky, Ohio and West Virginia and provides for a full-time inspector. The size of the landfill will be capped at 138 acres. The Settlement Agreement also provides that Green Valley will not operate other landfills in Greenup County or the 22,000-acre area contiguous to the landfill. Green Valley will donate three percent of its net profits from operation of the landfill to community cleanup efforts, recycling programs and community environmental education. The Settlement Agreement also contains certain restrictions that are not expected to adversely affect Green Valley's planned development of its environmental operations in eastern Kentucky. Two other citizens and a nonprofit corporation also filed suit in the Greenup Circuit Court claiming that the Company improperly rendered an alleged county road running through the site impassable; the plaintiff sought to have the alleged county road reopened. On February 26, 1992, the Greenup Circuit Court dismissed the suit. The plaintiffs have appealed the dismissal.

     All of the Company's contained landfills which received operating permits from the Cabinet in 1992 are designed and permitted in accordance with Kentucky's new landfill regulations.

     In July 1992, the Company assumed operation of the county's landfill in Montgomery County, North Carolina pursuant to an exclusive 20-year agreement. The agreement also provides for construction of a recycling facility and a new contained landfill adjacent to the current operations. The Company has received a permit for the recycling facility and construction of the facility commenced in December 1993. The Company has applied for a new contained landfill permit, which application is under review by the North Carolina Department of Environmental Health and Natural Resources ("DEHNR").

     In May 1992, the Company entered into a 20-year agreement to permit, construct and operate a new regional landfill in Bertie County, North Carolina. In August 1993, DEHNR issued a construction permit for the new landfill, and the Company commenced operations at the new landfill on October 8, 1993 pursuant to an operating permit issued that day. The construction permit contains 504 acres, with a fill area of 103 acres containing approximately 10 million cubic yards of airspace. In 1992 and 1993, the Company signed long-term waste disposal contracts with 14 counties in northeastern North Carolina. Counties in the region deliver waste to the new facility via five transfer stations.

     In August 1992, the Company signed agreements with Wayne County, Georgia and the Wayne County Solid Waste Management Authority (the "Authority") to permit, construct and operate a new regional landfill in Wayne County. Under the agreements, the facility would be owned by the Authority and operated under a 20-year agreement by the Company. In December 1993, a construction permit for the new landfill was issued by the Georgia Department of Natural Resources. The construction permit contains 381 acres, with a fill area of 80 acres containing approximately 9,500,000 cubic yards of airspace. The Company commenced construction in January 1994.

     Other Solid Waste Operations.   The Company also owns and operates a
collection company which operates in northern and central Kentucky and central Florida with approximately 40,000 residential accounts and commercial accounts.

     Anticipated capital expenditures for the Company's existing landfill facilities for 1994 are projected to be $17,000,000, although the amounts expended may differ substantially from this amount. The Company is constantly pursuing additional landfill facilities through acquisitions, privatization of municipally owned facilities, as well as start-up facilities. In addition to planned expenditures for existing facilities, the Company anticipates opportunities for such additional facilities during 1994 in the approximate amount of $20,000,000, but there can be no assurance that such opportunities will be available to the Company nor that the amounts actually expended will not differ substantially from this amount.

Coal Mining Operations
- ----------------------

     The Company has historically sold coal primarily to electric utilities under long-term sales contracts. The Company also makes sales on the spot market. The Company's coal is suitable for use as steam coal by utilities for power generation and as industrial coal for heating and other purposes.

     Set forth below is information concerning the Company's coal sales for the years 1989 through 1993.

                    Spot         Contract                     Average
                Market Sales     Sales (1)     Total Sales   Net Price
     Year        (in tons)       (in tons)      (in tons)     per Ton
- --------------  ------------  --------------  -------------  ----------

1989             569,000       5,928,000(2)   6,497,000(2)   $32.76
1990             579,000       7,586,000      8,165,000       32.51
1991             372,000       7,848,000      8,220,000       32.83
1992             865,000       7,950,000      8,815,000       30.04
1993             842,000(3)   10,688,000     11,530,000(3)    29.29(3)

_______________

(1) Contract sales are sales under contracts with a term of more than one year. See "Business--Major Coal Sales Contracts."

(2) The amounts shown do not include approximately 161,000 tons sold during 1989 under a long-term contract, which tonnage the Company sold without profit for the assignor of the contract.

(3) Based on tons of coal sold in spot market sales through the Closing Date of the Pittston Transaction.

     The Company's expansion to date is a result of factors which the Company believes provide it with advantages over many of its competitors. The Company believes these factors include its relatively low mining costs, which are primarily the result of the cost, efficiency and productivity of its equipment, non-union labor force and mining methods as well as its ability to supply coal on a timely basis in the quality and quantity required by its customers. To the extent practicable, the Company has located mine sites near suitable loading and transportation facilities in order to minimize transportation costs. In addition, the Company has been able to acquire reserves at prices which the Company believes to be favorable.

     In its eastern Kentucky operations, the Company's mining methods are primarily mountaintop removal/1/ and contour mining./2/

- ------------------------
    /1/   Mountaintop removal mining is a surface mining method in which all material above the coal seam is removed before removal of the coal, leaving a level plateau in place of the hilltop after mining. A more complete recovery of the coal is accomplished through this method; however, its feasibility depends on the amount of overlying material in relation to the coal to be removed.

    /2/   Contour mining is a surface mining method conducted on coal seams where mountaintop removal is not feasible because the coal seam is too low on a hill to mine economically. Mining proceeds laterally around a hillside, at essentially the same elevation, assuming the seam is fairly flat. This is a common

On the West Virginia properties the Company previously owned, the Company's mining method was primarily mountaintop removal, but the Company also engaged an independent contractor to deep mine some of its West Virginia coal reserves.
The Company has previously engaged in limited auger mining/3/ but does not expect to use this method to any significant extent in its operations. The Company seeks to use mountaintop removal mining projects where possible because mountaintop removal (i) results in higher tonnage recovered per acre, thereby reducing the permit-bonding requirements because fewer acres must be reclaimed and (ii) facilitates the permitting of large projects, allowing for mining activities over a longer period of time at each location than would be available under other mining methods. Although the Company has permits for underground mining, it currently is not mining coal by this method.

     The Company is currently developing and constructing highwall mining machines. Highwall mining machines mine coal by boring into the face of a coal seam using a continuous miner. The coal is then transported back to the mine opening via conveyor belts on a series of cars connected to the continuous miner. The miner is remote controlled by employees working at the mine opening. The Company anticipates using the highwall mining machines after surface mining is no longer feasible because of the volume of material overlying the coal seam in relation to the amount of coal in the seam. The Company expects that highwall mining machines will enable it to mine coal more efficiently because the machines are significantly less capital intensive and labor dependent than alternative mining methods. After the Pittston Transaction, the Company is operating two machines in its contract mining operations. If the Company is able to successfully develop its highwall mining machines, it anticipates that highwall mining machines will contribute significantly to its coal extraction operations and that the Company will engage in contract mining operations for third parties using the machines. See also "Mining Technologies Licensing Agreement" below.

     Before commencing mining on a property, the Company is required to prepare and have approved by state regulatory authorities a reclamation plan for restoring the mined property to a productive use upon completion of mining. Thereafter, as a part of its mining of the property, the Company reclaims and restores the mined areas by grading, shaping and preparing the soil for seeding. Upon completion of mining, a property is then usually seeded with grasses for use as pasture or trees for use as timberland as
- --------------------
surface mining method in the steeper slopes of Appalachian bituminous coalfields.

/3/ Auger mining is conducted by boring into the face of a coal seam and pulling the coal out with a screw-like drill. Auger mining is frequently conducted after contour mining is no longer feasible because of the volume of material overlying the coal seam in relation to the amount of coal in the seam.

specified in the approved reclamation plan. The Company believes that it is in compliance in all material respects with applicable regulations relating to reclamation.

Major Coal Sales Contracts
- --------------------------

     As of December 31, 1993, the Company had ten major customers for most of its sales. On that date it had eleven sales contracts with a remaining term of approximately one year or more, including two contracts with Cincinnati Gas & Electric Company ("CG&E"), and one contract each with American Electric Power Company, Inc. ("AEP"), the Tennessee Valley Authority ("TVA"), East Kentucky Power Cooperative, Inc. ("East Kentucky"), Consumers Power Company ("Consumers Power"), South Mississippi Electric Power Association ("SMEPA"), Duke Power Company ("Duke Power"), Alabama Power Company ("Alabama Power"), Duquesne Light Company ("Duquesne Light"), and American Eagle Coal Company ("American Eagle"). Of these contracts, all but the contract with the AEP subsidiary, Indiana-Kentucky Electric Corporation, were transferred in the Pittston Transaction. See "Disposition of Certain Coal Assets in the First Quarter of 1994" above.

     For each of the three years in the period ended December 31, 1993, or such shorter period as is applicable, the following table provides information regarding tonnage sold, gross revenues and the average price per ton for sales to the Company's major customers.

                                                         Average
                                  Tonnage      Gross      Price
Customer                  Year      Sold     Revenues    Per Ton
- --------                  ----    -------    --------    -------

1.  TVA(1)                1991   1,006,000  $29,197,000  $29.02
                          1992     679,000   20,072,000   29.56
                          1993   1,391,000   41,394,000   29.77

2.  East Kentucky(1)      1991     234,000    5,769,000   24.65
                          1992     214,000    5,196,000   24.28
                          1993     319,000    7,878,000   24.69

3.  Consumers Power       1991     243,000    8,364,000   34.42
                          1992     243,000    8,384,000   34.50
                          1993     260,000    9,102,000   34.94

4.  CG&E(1)               1991   2,885,000   94,095,000   32.62
                          1992   2,553,000   81,842,000   32.06
                          1993   2,614,000   93,231,000   35.67

5.  AEP(1)(2)             1991   1,706,000   59,019,000   34.60
                          1992   1,436,000   36,411,000   25.35
                          1993     953,000   22,300,000   23.40

6.  SMEPA(1)              1991     806,000   40,094,000   49.74
                          1992     757,000   37,775,000   49.90
                          1993     748,000   37,496,000   50.15

7.  Duke Power(1)(4)      1991     255,000    8,600,000   33.73
                          1992     274,000    8,378,000   30.58
                          1993     337,000    8,665,000   25.73

8.  Alabama               1991     623,000   15,953,000   25.61
      Power(1)(3)         1992     953,000   25,409,000   26.66
                          1993     841,000   21,405,000   25.45

9.  Duquesne Light (5)    1992     147,000    4,977,000   33.86
                          1993     320,000   10,652,000   33.28

10. American Eagle        1992     738,000   20,052,000   27.18
                          1993     910,000   23,503,000   25.83

- ---------------
(1) Also includes sales on the spot market and under other short-term contracts.

(2) The 1991 figures include sales under contracts with the Indiana-Kentucky Electric Corporation and the Kentucky Power Company.

(3)  Figures for 1991 are for the period March 1 through December 31, 1991.

(4) The average price per ton shown includes payment by buyer of seller's reclamation tax liability and federal black lung tax through September 30, 1992.

(5)  Figures for 1992 are for the period March 1 through December 31, 1992.

     During 1993, approximately 27.6% of the Company's total revenues were attributable to coal sales to CG&E, 12.1% were attributable to coal sales to TVA, and 11.1% were attributable to SMEPA.

     CG&E Coal Sales Contract. Pursuant to a coal sales agreement, the Company will supply CG&E 5,400,000 tons of coal over six years beginning January 1, 1994. The monthly tonnages to be delivered will be between 63,750 tons and 86,250 tons, with annual tonnages between 765,000 tons and 1,035,000 tons.

     Indiana-Kentucky Coal Sales Contract. The Company will continue to supply coal to Indiana-Kentucky Electric Corporation pursuant to its contract to provide 70,000 tons of coal per month through September 1994. Indiana-Kentucky Electric Corporation may vary the actual monthly tonnage by a maximum increase of 15,000 tons per month. This coal is currently being mined by a third-party contract miner from the Company's Knottsville Area reserves in western Kentucky and reserves controlled by the contract miner on property adjacent to the Knottsville Area. Approximately 40% of the coal currently being shipped comes from the Knottsville Area reserves. Additional coal may be mined from the Company's South Hill Area, Aberdeen Area and Hopkins County Area reserves to supply the Indiana-Kentucky Electric Corporation contract. The Company has engaged a third-party contract miner following the Company's decision to close its own western Kentucky operations in 1991.

     American Eagle Coal Sales Contract. Pursuant to a coal sales agreement (the "Coal Sales Agreement") entered into in connection with the Pittston Transaction, the Company will sell to the Pittston subsidiary, American Eagle Coal Company ("American Eagle"), 1,440,000 tons of coal per year for three years beginning December 1, 1993, and then 100,000 tons per month thereafter until American Eagle has purchased a total of 4,920,000 tons of coal. During the initial 3-year period, the coal will be shipped at the rate of 120,000 tons per month. The monthly tonnages can be decreased or increased by 5% in any month at American Eagle's option, although the total tonnage to be delivered under the contract will not be affected by such variations.

     American Eagle will pay the Company a base price of $26.00 per ton of coal purchased through December 31, 1994. The price per ton of coal delivered during each calendar year thereafter will be the base price of $26.00 per ton, plus the most conservative escalation, as determined by the percentage of sales price, that would be applied to purchases of coal pursuant to the terms of any of the coal supply contracts containing indexed escalation formulas which were held by the Subsidiaries at the Closing Date. The price per ton of coal throughout the term of the contract is also subject to adjustment, either positively or negatively, for any deviations from ash content and average caloric value specifications set forth in the contract.

     TVA Contract. Pursuant to Contract T-1, as amended on May 11, 1989, TVA agreed to purchase approximately 13,500 tons of coal per week over a three year period to be delivered to TVA's Allen plant near Memphis, Tennessee or its Cumberland plant near Cumberland City, Tennessee. By amendment dated October 30, 1991, the term of Contract T-1 was extended through the delivery of the approximately 2,575,000 tons of coal remaining to be shipped, with an expiration date of April 23, 1995.

     On January 6, 1992, the Company agreed to allow Marion Mining Corporation ("Marion") to perform as an independent contractor to deep mine the Company's reserves in southern Illinois to supply such coal to TVA under Contract T-1, for which the Company would receive a royalty fee of $3.00 per ton from Marion. The Company also granted Marion an option to purchase Southern Illinois Mining Company, Inc. ("SIMC"), the Company's subsidiary which was the supplier under Contract T-1 and controlled the Company's coal reserves in southern Illinois. The Company also agreed to hold 1,400,000 tons under Contract T-4 for availability under Contract T-1, assuming TVA's consent to this arrangement.

     During April 1992, the Company sold all of the outstanding stock of SIMC to Marion for $1 million in cash and an approximately $10.4 million promissory note (the "SIMC Note") bearing interest at six percent. The SIMC Note is secured by:
(i) a pledge of the capital stock of SIMC; (ii) a Mortgage, Security Agreement, Assignment of Rents and Profits, and Fixture Financing Statements, which encumbers coal reserves and related real estate located in Williamson County, Illinois; and (iii) a Security Agreement covering certain of the SIMC assets, excluding accounts receivable arising out of the sale of coal to TVA under Contract T-1. At the time of the sale, the assets of SIMC consisted primarily of Contract T-1, a deep mine, certain coal reserves and a coal operation facility. The Company has guaranteed SIMC's performance of Contract T-1.

     On September 15, 1992, the Company filed suit against Marion and SIMC in Boyd County Circuit Court, Boyd County, Kentucky for, among other claims, breach of contract and misrepresentations. The Company claimed that SIMC had ceased its mining operations and was not shipping coal under Contract T-1. On September 21, 1992, the Company obtained a temporary restraining order requiring Marion and

SIMC to protect and preserve the assets of SIMC for the Company's benefit. By letter dated November 4, 1992, TVA gave SIMC a deadline of February 2, 1993, to resume delivery of coal under Contract T-1 or the contract would be terminated. By letter dated January 29, 1993, TVA informed SIMC of its intent to terminate SIMC's right to make further deliveries effective at the close of business on February 2, 1993. On February 1, 1993, both Marion and SIMC filed bankruptcy.

     On November 5, 1993, the Company filed a foreclosure action in state court in Illinois (the "Illinois Foreclosure Action") to foreclose the security interest in the real property and personal property of SIMC. SIMC subsequently filed an adversary proceeding against the Company in United States Bankruptcy Court for the Eastern District of Kentucky on January 19, 1994. The Complaint alleges, among other things, that the sale of the stock of SIMC to Marion and the pledge of all assets of SIMC to the Company to secure the loan of $10.4 million to SIMC and Marion was a preferential transfer and fraudulent conveyance under the Bankruptcy Code and applicable state law, and that such transfer should be declared void and all assets of SIMC returned to SIMC. The Complaint also seeks the return of $1,000,000 paid by Marion to the Company as partial consideration for its purchase of the SIMC stock, the return of $378,200 in royalties paid to the Company subsequent to the sale and $500,000 in punitive damages. The Company has filed an answer in which it denied the substantive allegations of the Complaint and asserted various affirmative defenses to the claims.

     Because of the pendency of the adversary proceeding in U.S. Bankruptcy Court, the Company has advised SIMC that it has decided to (i) cease the Illinois Foreclosure Action, (ii) litigate the issues raised by SIMC in the adversary proceeding and (iii) allow the SIMC assets to be sold through the U.S. Bankruptcy Court, with the proceeds of such sale, if any, to be held by the U.S. Bankruptcy Court until it has issued a final order in the adversary proceeding. The Company established a $5,767,000 reserve against the SIMC Note at December 31, 1993. This reserve was based on management's estimate of the ultimate realizable value of the mineral reserves. See Note 5 to the audited Consolidated Financial Statements.

     On August 11, 1992, the Company filed an action for declaration of rights against the Ohio River Company ("ORCO") and SIMC in the U.S. District Court for the Eastern District of Kentucky at Ashland. The action arose from a dispute between the Company and ORCO concerning a transportation agreement for barge transportation of coal being delivered to TVA pursuant to Contract T-1. In connection with Marion's acquisition of SIMC, the Company assigned its rights and obligations under the transportation agreement to SIMC. SIMC's performance was guaranteed by the Company and SIMC apparently defaulted. The Company asked the court to declare the rights of the parties in regard to the transportation agreement. ORCO asserted counterclaims against both SIMC and the Company in the action. These counterclaims sought unspecified damages for lost future profits and damages from the Company for damages allegedly suffered by ORCO to date. The Company estimates that SIMC may have been indebted to ORCO in the amount of approximately $450,000 under the assigned transportation agreement, the performance of which the Company guaranteed as noted above. ORCO and the Company settled the dispute with a payment by the Company of $600,000 to ORCO in the first quarter of 1994.

     General. The Company believes that, generally speaking, utilities enter long-term agreements in order to assure themselves of a supply of coal at a predetermined price, thereby obtaining some protection from market price fluctuation and establishing a dependable supply source. Typical contracts between the Company and its customers give the customer various options to increase or decrease quantities of coal to be delivered under the contract within stated limitations, to advance or delay the delivery schedules to a specified extent, and to modify or cancel contracts under certain circumstances. Presumably, the Company's customers would exercise these options when it is advantageous for them to do so, and the Company accepts the corresponding risk that it may have to deliver coal to its customers at prices which are not then advantageous to the Company. The benefits of these arrangements to the customer and the risks to the Company are somewhat mitigated by provisions, described below, that call for adjustments in the purchase price of coal based in most cases upon industry-wide or macro-economic factors (although changes in these may not reflect actual changes in the Company's costs), and in some cases upon specific costs incurred by the Company.

     Generally, all of the Company's sales contracts with utilities have included price adjustment provisions, subject to certain limitations, for changes in certain production costs, as measured by specified indices or actual costs, which generally include wage rates, costs of supplies, employee benefits, general and administrative costs, taxes, environmental and safety legislation and royalties to lessors. The contracts have provided that the customers have a right to terminate their purchase obligations if applicable environmental standards would prohibit the burning of the coal to be purchased. In addition, the contracts have provided for suspension of deliveries upon the occurrence of certain force majeure events (i.e., events outside the control of the parties) as defined in the agreements. Moreover, certain of the contracts have required that the coal to be delivered be mined and shipped from only approved sites, which approval has been secured with respect to areas mined to date. In addition, if the coal supplied is not timely delivered or fails to meet the contract's specifications, the customer may suspend its acceptance of deliveries until the Company furnishes reasonable assurances that the deficiency will be corrected. If corrections are not made within a specified period, the customer may terminate its contract. Moreover, certain of the contracts have permitted the customers to demand that coal with a lower sulfur content be shipped under the contract. The Company has been able to meet its contractual obligations under its coal sales contracts in all material respects.

Mining Technology Licensing Agreement
- -------------------------------------

     In June 1992, the Company entered into a 14-year exclusive licensing agreement that permits Joy Technologies, Inc. ("Joy Technologies") to manufacture and market a highwall mining system that the Company developed and currently uses in its own mining operations. In accordance with the terms of the agreement, Joy Technologies plans to market the system to mining companies on the basis of a cost per ton of material mined by the system. If Joy successfully markets the system, the Company will receive approximately $130,000 in origination fees for each of the first eight machines leased and approximately $255,000 in origination fees for each machine leased thereafter, and a royalty based on tons of material mined by these other mining companies. The agreement provides that Joy will charge a lessee a minimum royalty per ton of material mined of $3.77, subject to adjustment for inflation and safety-related changes. The Company will receive 30% of the minimum royalty of $3.77 (as adjusted for inflation) and generally 50% of any part of such royalty payments in excess of $3.77 (as adjusted for inflation). During 1993, Joy manufactured and leased two highwall mining systems to third party coal companies. While Joy has not met the Company's anticipated results for leases under the June 1992 agreement, Joy has indicated to the Company that Joy's leases of highwall mining machines will increase significantly during 1994. Except for certain preexisting obligations by the Company to sell up to five machines to third parties, the Company will not manufacture highwall mining machines for transfer to third parties in the future. In addition, the Company is permitted to manufacture up to 20 highwall mining machines for its own use or for its use for contract mining purposes on properties owned or controlled by third parties (provided that no more than ten such machines may be in use at any one time for such contract mining purposes).

Acquisitions of West Virginia Coal Assets During 1993
- -----------------------------------------------------

     On February 4, 1993, in accordance with the terms of an Acquisition Agreement dated as of January 29, 1993, among the Company and NERCO Coal Corp., (collectively with its subsidiaries, "NERCO") and its wholly owned indirect subsidiaries Prospect Land and Development Company, Inc., the Company acquired substantially all of NERCO's West Virginia mining operations including approximately 80 million tons of coal reserves.

     As partial consideration for the acquisition, the Company issued to NERCO a promissory note (the "Note") for payment on April 1, 1993, of $3 million plus interest at the Prime Rate, as defined, plus 1% per annum from the date of closing. Terms of the acquisition also provided that the Company also pay NERCO an overriding royalty payment of $0.75 per ton of coal mined until a total of $9.5 million has been paid, with a minimum annual overriding royalty payment of $750,000. The Company also assumed existing royalty obligations to previous owners with respect to the coal reserves acquired, including both production royalties and a minimum annual royalty payment of $1,625,000 for the next 17 years. In the event of certain defaults, all minimum annual royalty payments to NERCO and the previous owners would be accelerated. The assets acquired by the Company secured payment of the Note and the mining royalties, in an amount secured not to exceed the unpaid principal and interest on the Note and $5.5 million.

     On August 13, 1993, Kanawha Development Corporation ("Kanawha Development"), a newly established coal-related subsidiary of the Company, entered into various agreements to acquire, among other items, a sublease interest in approximately 30 million tons of coal reserves in southern West Virginia. The consideration for this acquisition included the following: (a) Kanawha Development paid $2.5 million in recoupable advance royalties to the sublessor; (b) Kanawha Development paid $900,000 for related engineering data, permits and mine development; (c) a royalty of 4% of sales value on tonnage mined and sold to be paid to the sublessor with a minimum annual royalty of $1.0 million per year due for ten years; (d) Kanawha Development would pay to the former owner of the sublease an overriding royalty of $0.50 per ton for all tons mined and sold; and (e) Kanawha Development will assume certain obligations under the sublease agreement.

     As part of the Pittston Transaction described above, all of the Company's West Virginia operations were transferred to Pittston.

Other Operations.
- ----------------

     Sulfur Mining Operations. The Company has determined to terminate its efforts to mine sulfur in west Texas. During 1993, the Company wrote off its investment of approximately $9,384,000 in connection with this termination.

     Citrus Operations. In 1990, the Company purchased a Belizian corporation owning approximately 4,616 acres of citrus farm property in Belize for $1,250,000. The Company plans to continue the citrus operations on the Belizian property. As of December 31, 1993, the Company has invested $10,508,000 in its citrus operations.

     Limestone Mining Operations. To increase utilization of the Company's experience in moving materials and reclaiming land, the Company is evaluating its opportunities to expand into the mining of limestone in western Kentucky. Limestone is used in the production of flue gas desulfurization systems for electric utilities. As of December 31, 1993, the Company has invested $3,011,000 in its limestone mining operations.

     Gold and Industrial Metals Operations. The Company is currently exploring the opportunity to develop a previously-operated gold mine in Mohave County, Arizona. The Arizona Department of Environmental Quality has issued the Company an air quality permit and is currently reviewing the Company's application for an aquifer permit. If the Company determines to pursue this project, production of gold could occur by the end of 1994. The Company is also considering the development of other industrial metal mining projects. As of December 31, 1993, the Company has invested approximately $1,093,000 in these gold and other industrial metal mining ventures.

     Construction Projects. In the latter half of 1987 the Company began bidding on several highway construction contracts in Kentucky. During July 1991, the Company sold the wholly owned subsidiary through which it conducted its highway construction operations. The Company recorded a pre-tax gain of $500,000 on the sale. In connection with the sale, Larry Addington and the Company agreed not to compete with the following operations of the purchaser until July 19, 1996, subject to certain geographical limitations: highway construction, grading, excavating and earth-moving (other than in connection with coal mining and sanitary waste disposal), asphalt production or the laying of asphalt, or limestone quarry operations. Except with respect to the limestone quarry operations, the covenant not to compete generally applies to operations in central and eastern Kentucky. The covenant not to compete with respect to limestone quarry operations applies to Buchanan County, Virginia, Mingo and Logan Counties, West Virginia and five counties in far eastern Kentucky.

Expansion Policy
- ----------------

     The Company continuously evaluates the acquisition of additional sales contracts and reserves, and may consider acquiring other coal related companies. There are no assurances that should such opportunities arise, the Company will be successful in making an acquisition or of profitably operating the acquisition.

Administrative Offices and Equipment
- ------------------------------------

     The Company maintains administrative offices in Ashland, Lexington and Owensboro, Kentucky. The Company also maintains small operations offices in Colorado, West Virginia and Belize. In addition, the Company currently leases most of the equipment used in its mining operations, such as bulldozers, scrapers, graders, loaders, drills, continuous miners and trucks. In the opinion of management, the Company's offices and equipment are adequate and suitable for its current operations.

Employees
- ---------

     At March 15, 1994, the Company employed approximately 652 people. None of the Company's employees are represented by a labor union, and management believes that its relations with its employ-ees are good. The Company has been subject to limited union organizing efforts in the past, but such efforts were not successful. The Company cannot predict whether there will be any such activities in the future. Unionization could adversely affect the Company's costs.

Competition
- -----------

     The coal industry is highly competitive, and the Company competes (principally in price and quality of coal) with many other coal producers, many of whom are substantially larger and have greater financial resources than the Company. Most long-term supply agreements and even spot market orders are the result of competitive bidding. In recent years, moreover, the coal industry has been characterized by stable or declining prices and minimal growth, which has increased competitive pressures in the industry, and prices for coal sold on the spot market by the Company have generally declined. The Company believes it can compete effectively in the coal industry for many reasons, including its efficient labor force, the location and price of its coal reserves and its mining methods.

     A continued demand for the Company's coal will depend on market and other factors beyond the Company's control, including the overall demand for coal of the types and qualities produced by the Company, the Company's ability to maintain control of sufficient reserves of the type and quality required by the market, the availability and price of, and regulations regarding, competing coal and alternative fuels, such as oil, natural gas or nuclear power and the cost of transporting the Company's coal. In this regard, production of electricity through additional nuclear power facilities by a customer of the Company may reduce such customer's demand for the Company's coal.

     Solid waste management is a very competitive business which requires substantial investment in labor and capital resources. The sources of competition vary by locality and by the type of services provided, and originate from national, regional and local companies. Several national waste management companies are much larger and have far greater resources than the Company. The Company also competes with municipalities and industrial facilities which provide their own waste hauling and disposal services. Disposal operations compete primarily on the basis of proximity to collection and hauling operations and on the basis of price. The Company anticipates that competition in the disposal business will increasingly include an emphasis on safeguards with respect to the environment, and intends to continue its policy of constructing and operating landfills with high levels of environmental protection and monitoring. Incineration and other waste reduction processes are also sources of competition. However, the Company believes that its contained landfill operations can complement certain of these processes, in that landfills serve as receptacles for incinerating trash and nonprocessable material.

Government Regulation of Coal Operations
- ----------------------------------------

     Mining-Related Permits. Various permits must be obtained before mining operations are commenced. The Company believes it has obtained all permits necessary to conduct its present mining operations. The Company believes that, upon filing of the required information with the appropriate regulatory agencies, it will not encounter substantial difficulty obtaining or renewing necessary permits in the future.

     Regulations Affecting Coal Mining Operations-Environmental, Health and Safety Matters. Coal mining is subject to regulation by various federal, state and local authorities with respect to its effect upon the environment. Areas regulated include air and water quality control, limitations on land use, solid waste disposal, noise levels, aesthetic considerations and other matters. The federal Surface Mining Control and Reclamation Act of 1977 (the "Reclamation Act") was enacted to regulate the surface mining of coal and the surface effects of underground mining. The Reclamation Act, among other things, requires that mined property be restored to its original condition in accordance with specified standards and an approved reclamation plan. Kentucky has enacted legislation regulating surface and deep mining that establish reclamation and environmental standards for coal mining operations which correspond to those found in the Reclamation Act. Kentucky is charged with enforcing these state laws and with enforcing, subject to federal oversight, the provisions of the Reclamation Act in Kentucky.

     Federal and state legislation controlling air pollution indirectly affects the demand for certain kinds of coal by limiting the amount of sulfur dioxide (believed to be the cause of "acid rain") which may be emitted as a result of fuel combustion, thereby creating a greater demand for low sulfur coal. In addition, mining operations are directly affected by regulation of emissions at the mine sites. The federal Clean Air Act was amended in 1990 with a goal of reducing the adverse effects of acid deposition through reductions in annual emissions of sulfur dioxide by 10,000,000 tons from 1980 emission levels and reductions in annual emissions of nitrogen oxides by 2,000,000 tons from 1980 emission levels. The amendments establish a system in which the U.S. Environmental Protection Agency issues allowances to fossil fuel-fired utilities. The allowances will limit sulfur dioxide emissions from utilities to 8,900,000 tons annually by 2000. The amendments also establish civil penalties for excess emissions from utilities. The Company is unable to predict what effect passage of the legislation will have on its operating results. Certain of the Company's contracts in the past have provided cancellation rights to the purchaser if any governmental standards or regulations are enacted which prohibit the purchase of coal under such contracts or make the purchase of coal under such contracts commercially unfeasible.

     The Federal Water Pollution Control Act (the "Clean Water Act") affects coal mining operations by: imposing effluent dis-
charge restrictions on pollutants discharged into waters; imposing regular monitoring and reporting requirements; requiring the issuance and renewal of permits for the discharge of pollutants into waters; and imposing performance standards as a requirement for the issuance of permits. In addition, Kentucky has enacted state legislation regulating the water pollution effects of coal mining operations. Kentucky is charged with enforcing these state laws and with enforcing, subject to federal oversight, the Clean Water Act in Kentucky.

     The Federal Mine Safety and Health Act of 1977 imposes strict health and safety standards on all mining operations. Regulations are comprehensive and affect numerous aspects of mining operations, including the proper training of mine personnel, mining procedures, blasting, the equipment used in mining operations and other matters. The Black Lung Benefits Reform Act of 1977 requires each coal mine operator to secure payment of federal and state black lung benefits to its employees through insurance, bonds or contributions to a state controlled fund. The act also establishes a trust fund for payment of benefits and medical expenses to employees for whom benefits have not been obtained by their employer. This trust fund is financed by a tax on coal. Kentucky also regulates mining safety issues on a state level.

     Under certain circumstances, substantial fines and penalties, including revocation of mining permits, may be imposed under the laws described above. Monetary and, in severe circumstances, criminal sanctions may be imposed for failure to comply with these laws. Regulations also provide that a mining permit can be refused or revoked if an officer, director or a shareholder with a 10% or greater interest in the entity is affiliated with another entity which has outstanding permit violations. Although the Company has been cited for isolated violations, the Company and its subsidiaries have never had a permit suspended or revoked because of any violation by the Company, its subsidiaries or any affiliates of the Company.

     Compliance with Regulatory Requirements. The Company endeavors to conduct its mining operations in compliance with all applicable federal, state and local laws and regulations. However, because of the extensive and comprehensive regulatory requirements, minor, inadvertent violations during mining operations are not unusual, and although the Company has no intention to commit and seeks to prevent the incurrence of any infractions, the Company might have violations in the future. The Company believes its compliance record compares favorably with that of other coal mining companies.

     The Company believes that its continued compliance with regulatory standards will not substantially affect its ability to compete with similarly situated coal mining companies. The cost of compliance, however, does increase the cost of mining coal and to this extent makes coal less competitive with alternative fuels. While the Company is not aware of any pending or proposed legisla-tion or regulatory action, except as discussed above with respect to acid rain, the possibility exists that new legislation may be enacted or new regulations adopted which will have the effect of increasing the cost of mining coal.

Government Regulation of Environmental Operations
- -------------------------------------------------

     General Regulatory Process. The Company and the waste services industry in general are subject to extensive, expansive and evolving regulation by federal, state and local authorities. In particular, the regulatory process requires firms in the industry to retain and obtain numerous governmental permits to conduct various aspects of their operations, any of which may be subject to revocation, modification or denial. The continually shifting policies and attitudes of the regulatory agencies relating to the industry may impact the Company's ability to obtain applicable permits from governmental authorities on a timely basis and to retain such permits. The Company is not in a position to assess the extent of any such impact, but it could be significant.

     State and local governments have also from time to time proposed or adopted other type of laws, regulations or initiatives with respect to the environmental services industry. Included among these are laws, regulations and initiatives to ban or restrict the interstate or inter-county shipment of wastes, impose higher taxes on out-of-state waste shipments than in-state shipments, and regulate disposal facilities as public utilities.

     The Company makes a continuing effort to anticipate regulatory, political and legal developments that might affect operations, but cannot predict the extent to which any legislation or regulation that may be enacted or enforced in the future may affect its operations.

     Operating permits are generally required at the state level for a landfill. Operating permits need to be renewed periodically and may be subject to revocation, modification, denial or non-renewal for various reasons, including failure of the Company to satisfy regulatory concerns. In the solid waste collection phase, regulation takes such forms as licensing of collection vehicles, truck safety requirements, vehicular weight limitations and, in certain localities, limitations on rates, area and time and frequency of collection. In the solid waste disposal phase, regulation covers various matters, including gas emission, liquid runoff and rodent, pest, litter and traffic control. Zoning and land use requirements and limitations are encountered in the solid waste collection and disposal phases of the Company's business. In addition, the Company's operations may be subject to water pollution laws and regulations; air and noise pollution laws and regulations; and safety standards under the Occupational Safety and Health Act ("OSHA"). Governmental authorities have the power to enforce compliance with these various laws and regulations and violators are subject to injunctions, fines and revocation of permits. Private individuals may also have the right to sue to enforce compliance.

     Regulatory or technological developments relating to the environment may require the Company (as well as others in the solid waste management business) to modify, supplement or replace equipment and facilities at costs which may be substantial.

     Although the Company intends to conduct its operations in compliance with applicable laws and regulations, the Company believes that heightened political and citizen sensitivity causes companies in the solid waste management industry to be faced, in the normal course of operating their businesses, with the possibility of expending funds for fines, penalties and environmental compliance. The Company believes its compliance record compares favorably with that of other solid waste companies.

     Permitting and Construction Process. The Company is required to obtain construction and operating permits when it designs and constructs new landfills. When appropriate, the Company intends to pursue obtaining permits for expansion and/or modification of its existing landfills or landfills which may be acquired in the future. Permit expansions and modifications generally take the form of vertical expansions of existing disposal capacity, lateral expansions of permitted disposal acreage, or modifications of operating restrictions to allow increased disposal volume or additional waste streams.

     Although the permitting process varies from state to state, the following summary (which is based on Kentucky law) sets forth the typical steps in the permitting process.

          Local Approval. In most instances, some form of local zoning or planning approval, commonly referred to as siting approval, is required to permit a site and may be required to expand or modify a landfill. Particularly in urban areas, this process often requires complying with city or county zoning regulations through a separate application process to a zoning or planning board. An applicant generally files various reports and drawings which describe the project and public hearings are held. Frequently, community opposition will be present and many local zoning or planning authorities may consider community opposition in deciding whether to grant siting approval. Following hearings, a decision is made. Generally, both the applicant and any opposition have the right to appeal such decision. Although not always required, the local approval process is usually completed prior to applying for a state permit.

          State Approval. Upon receipt of local approval, an applicant must then submit detailed construction and operating plans for state approval. Most states require an applicant to evidence that a new, modified or expanded facility will meet or exceed state regulations regarding disposal facility siting and design specifications. States generally consider the technical merits of an application, particularly such matters as geology, hydrogeology, ecology, archaeology, soil characteristics, surface drainage, the presence of, or location relative to, airports, wetlands and local water supply systems and the adequacy of local road systems.

     Engineering consultants design the project to meet state regulations and standards. This design is reviewed by state officials, comments are issued and, possibly after negotiations between the applicant and the state officials, revisions are made by the applicant. Once the design is approved, public notice is given and frequently a hearing held. Both the applicant and any opposition generally have the right to appeal the decision.

     Resource Conservation and Recovery Act ("RCRA"). RCRA regulates the generation, treatment, storage, handling, transportation and disposal of hazardous and solid waste and requires states to develop programs to insure the safe disposal of solid waste in sanitary landfills. RCRA divides solid waste into two groups, hazardous and nonhazardous. Wastes are generally classified as hazardous wastes if they: (i) either (a) are specifically included on a list of hazardous wastes or (b) exhibit certain characteristics; and (ii) are not specifically designated as nonhazardous. Wastes classified as hazardous under RCRA are subject to much stricter regulation than wastes classified as nonhazardous. Among the wastes that are specifically designated as nonhazardous waste are household waste and various types of special waste. These wastes, which will be accepted at the Company's landfills, may contain incidental hazardous substances.

     On October 9, 1991, the EPA promulgated new regulations pursuant to Subtitle D of RCRA. These new regulations include location standards, facility design standards, operating criteria, closure and post-closure requirements, financial assurance standards and groundwater monitoring requirements as well as corrective action standards, all of which have not previously been uniformly applied at landfills within the fifty states. In addition, the new regulations require landfills constructed or expanded after October 9, 1993, to have one or more liners (typically high-density polyethylene liners) to keep leachate out of groundwater and have extensive systems to collect leachate for handling and treatment. In addition, by October 9, 1996, groundwater wells must also be installed at virtually all landfills to monitor groundwater quality and the leachate collection system operation. The regulations also require (where threshold test levels are met) that methane gas generated at landfills be controlled in a manner that will protect human health and the environment. Because some states have already adopted regulations at least as stringent as the new federal regulations, the new Subtitle D regulations will cause greater changes in the landfill regulation of certain states than of others.

     The Federal Water Pollution Control Act ("Clean Water Act"). The Clean Water Act established rules regulating the discharge of pollutants from a variety of sources, including solid waste disposal sites, into waters of the United States. For any discharge, the Clean Water Act would require the Company to apply for and obtain a discharge permit, conduct sampling and monitoring and, under certain circumstances, reduce the quantity of pollutants in those discharges. Also, virtually all landfills are required to comply with the new federal storm water regulations, which are designed to prevent possibly contaminated storm water from flowing into surface waters.

     Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"). CERCLA addresses problems created by the release of any hazardous substance into the environment. CERCLA's primary mechanism for remedying such problems is to impose strict joint and several liability for cleanup of facilities among all past owners and operators of the site at the time of disposal and current owners and operators of the site as well as the generators and the transporters who arranged for disposal and transportation of hazardous substances. The costs of CERCLA cleanup can be very substantial. Liability under CERCLA does not depend upon the existence or disposal of "hazardous waste" but can also be founded upon the existence of even very small amounts of the more than 1,000 "hazardous substances" listed by the EPA.

     The Clean Air Act ("Clean Air Act"). The Clean Air Act provides for federal, state and local regulation of the emission of air pollutants and is applicable to landfills. The EPA has proposed new source performance standards regulating overall air emissions from solid waste landfills. The EPA may also issue regulations controlling the emissions of particular air pollutants from solid waste landfills. Moreover, landfills located in areas with air pollution problems may be subject to even more extensive air pollution controls.

     State and Local Regulations. All states in which the Company currently operates, as well as each state in which the Company may operate in the future, have laws and regulations governing the generation, handling, transfer, transportation and disposal of solid waste, water and air pollution and the design, operation, maintenance, closure and post-closure maintenance of landfills.

     Most states have already tightened, or are in the process of tightening, the regulatory requirements on the permitting of new and expanded solid waste facilities and on the continued operation of existing facilities. As Subtitle D takes effect, state regulations are expected to become both more stringent and more uniform nationwide. The increased stringency of state regulations may be expected to benefit the Company, as older landfills are forced to close. However, the increasing state and local scrutiny of landfills also makes it more difficult for the Company to comply with the continually evolving and expensive regulations applicable to the disposal of solid waste.

     Environmental Liability Insurance. The Company has obtained and currently maintains environmental impairment liability insurance coverage in the amount of $5,000,000 aggregate for certain environmental risks arising from the operation of landfill facilities and waste collection and hauling operations. The environmental impairment liability insurance coverage is specific in qualification and premium cost to each landfill facility through pre-issuance inspections. Currently, it is management's opinion that the premium charge for its coverage from commercial insurance underwriters is reasonable and appropriate. Assuming the Company's environmental operations expand, certain economies of scale may be available to the Company to pursue alternative risk management policies or programs apart from the general commercial insurance underwriters.


Item 2.  Properties.
         ----------

     Coal Resources
     --------------

     On January 14, 1994, the Company sold a substantial portion of its coal-related assets to an indirect wholly owned subsidiary of The Pittston Company. See Item 1. Business-Disposition of Certain Coal Assets in the First Quarter of 1994. The information set forth in this Item relates only to the Company's properties retained following the Pittston Transaction.

     The Company currently operates four active mines, all of which are in the Pike County Area (located in Pike County, Kentucky). The Job 17 mine, which began production in 1986, produced an average of 89,000 tons of coal per month during 1993. The Job 17A mine, which began production in September 1993, produced an average of 44,000 tons of coal per month during 1993 since it opened. The Ivy Creek mine, which began production in 1986, produced an average of 89,000 tons of coal per month in 1993. The Ivy-H mine, which began production in June 1993, produced an average of 30,000 tons of coal per month during 1993 since it opened. Each of these four mines has a production capability of up to approximately 100,000 tons of coal per month and produces high quality low-sulfur coal.

     As of December 31, 1993, as adjusted for the Pittston Transaction, the Company owned in fee approximately 22,329 acres and controlled, primarily through short-term leases and contract mining agreements, an additional 26,156 acres of reserves in eastern Kentucky. In western Kentucky, the Company leased as of December 31, 1993, approximately 7,503 acres of reserves, and owned in fee approximately 354 acres. Approximately 44% of the Company's coal reserves are low-sulfur compliance reserves.

     As adjusted for the disposition in The Pittston Transaction, the table below sets forth (in thousands of tons) estimated minimum surface minable coal reserves, recoverable and marketable, as of December 31, 1993. Since the completion of the reserve studies upon which the estimates are based, some leases have expired, and the Company has acquired control of additional properties. Mining has also occurred in most of the areas, and the information has been adjusted to reflect estimated production in each area since the dates of the respective studies. The Company believes that despite its mining activity and the expiration of some leases in the areas covered by reserve studies, the estimates of aggregate minimum surface minable remain accurate in all material respects.

     Reserve studies are estimates based on an evaluation of available data, and actual reserves may vary substantially from the estimates. Estimated minimum surface minable reserves are comprised of coal that is considered to be merchantable and economically recoverable by using surface mining practices and techniques prevalent in the coal industry at the time of the reserve study. While the Company has historically used surface mining in almost all of its operations, deep mining may be considered where it would be more profitable than surface mining in the Company's judgment. The Company believes that it can recover a greater proportion of the coal reserves in certain areas through surface mining than is shown in the table below. The Company believes its current reserves exceed its current contractual requirements even if limited to recovery only by current surface mining recovery methods. In this regard, the reserves shown in the table below include a variety of qualities of coal. Where appropriate, the Company has blended coal of different qualities to meet contract specifications.

     A substantial part of the reserves currently available to the Company are represented by leases which expire after a stated number of years. Most of the leases give the Company renewal options, which are usually subject to the condition that mining has commenced on or near the leased property. Most of the leases require various payments in order to maintain the lease if mining has not begun on the property. The Company believes that it has conducted mining activities and made payments to obtain renewal rights with regard to lease properties covering reserves which, when added to reserves owned in fee by the Company, are sufficient to satisfy its current requirements under long-term contracts. However, the availability of reserves on other leased property at the present time does not assure the Company that the reserves will be available at a time that the Company may wish to mine such reserves. Moreover, the availability of reserves on leased property is often subject to uncertainties relating to such matters as the title of the lessor to the coal and precise boundaries. See Item 2. Properties-Controlled Reserves.

                          Minimum                                          Surface
                        Demonstrated                                        Mining
                        Recoverable                                       Permitted
                        Reserves(1)   Measured(2)  Indicated(2)  Type(3)  Reserves(2)
                        ------------  -----------  ------------  -------  -----------
                                           (in thousands of tons)
Kentucky Mining
  Property(4)
- ---------------
Princess Area              5,742         2,343         3,399      Steam      1,800
Pike County Area          36,244        10,651        25,593      Steam     11,500
Licking River Area         4,630         1,104         3,526      Steam        500
South Hill Area              840           840           -0-      Steam        500
Knottsville Area           1,020         1,020           -0-      Steam        -0-
West Louisville Area      12,180        12,180           -0-      Steam        500
Hopkins Co. Area           6,236         6,236           -0-      Steam        -0-
Aberdeen Area                760           760           -0-      Steam        -0-
                          ------        ------        ------                ------
     Total                67,652        35,134        32,518                14,800
                          ======        ======        ======                ======


(1) All minable reserves are categorized as "Demonstrated Recoverable." Minimum Demonstrated Recoverable Reserves is the sum of Measured and Indicated Reserves.

(2) "Measured" reserves represent the portion of total reserve estimates which, in the opinion of the Company, is substantiated by adequate information, including that derived from exploration, current and previous mining operations, outcrop data and knowledge of mining conditions. "Indicated" reserves are computed from information of a more preliminary or limited extent. The divisions into these two categories are based upon the general guidelines of the U.S. Geological Survey and judgments related to a combination of factors. The Company believes that the division is a reasonably close estimate of the general order of relative tonnages involved. The figures listed above reflect a 90% recovery factor that has been applied to in-place surface minable reserves. Recovery factors for deep-minable reserves are 65% of the in-place tonnage, except for two coal seams which use 55% of in-place tonnage. "Surface Mining Permitted Reserves" are reserves which are approved for surface mining by having met conditions of the local, state and federal regulatory agencies for active disturbance of the reserves and the extraction of the mineral. Such approval under the Surface Coal Mining and Reclamation Act of 1977 is a prerequisite to production and marketing of the coal. This permit process varies from state to state; however, a 12 to 18 month time period is normal for the process in states in which the Company holds reserves.

(3) All reserves controlled by the Company are listed as "Steam" because of the quality characteristics and because current contracts are with electric utilities.

(4) The Princess Area properties are located in Boyd, Carter and Greenup Counties, Kentucky. The Pike County Area properties are located in Floyd, Martin and Pike Counties, Kentucky. The Licking River Area is located in Elliott and Lawrence Counties, Kentucky. The South Hill Area and the Aberdeen Area are located in Butler County, Kentucky. The Knottsville Area and the West Louisville Area are located in Daviess County, Kentucky. The Hopkins County Area is located in Hopkins County, Kentucky.


     The extent to which the Company's coal resources will be mined will depend upon factors over which it has no control, such as future economic conditions, the price and demand for coal of the quality and type controlled by the Company, the price and supply of alternative fuels and future mining practices and regulation. The ability of the Company to mine in areas covered by the reserve studies depends upon the ability of the Company to maintain control of the reserves (other than the properties owned in fee) through extensions or renewals of the leases or other agreements or the ability of the Company to obtain new leases or agreements for other reserves.

Controlled Reserves
- -------------------

     The Company has and plans to continue an active leasing and acquisition program to augment the reserves it controls, particularly in areas where it is currently operating. To date, the Company has not experienced any material difficulty in acquiring leases or the right to mine in areas where it has operations or in which it plans to commence mining in the future.

     Generally, the Company's leases for its coal reserves are for an initial term, usually of five years. Most of the leases contain an option to renew on the part of the Company, with exercise of the option usually subject to the condition that mining shall have commenced on (or, as specified in some leases, near) the leased property. Most of the leases require the payment of some amount of advance royalties or delay rentals (payments to keep the lease in force if mining has not commenced) on a periodic basis during each year if mining has not begun on the property. After mining commences, the leases generally require the payment of a royalty based on the tonnage mined and sold. The Company's average royalty expense for the year ended December 31, 1993 on reserves retained following the Pittston Transaction was $3.36 per ton.

     Notwithstanding the probable loss of some of its mining rights under its current and future leases due to their expiration, the Company believes that it can maintain or acquire sufficient reserves to enable it to fulfill all of its obligations under its sales contracts and, if it so chooses, sell additional amounts of coal on the spot market.

     Some of the Company's reserves are owned in fee or are on land owned in fee by the Company, and the balance of its reserves are on land leased or otherwise controlled by the Company. Most of the Company's leases describe the leased property in general terms, and these descriptions are usually not based on actual surveys or boundaries which are otherwise precisely identified.
Moreover, because of the short-term nature of its leases and because of the expense involved, the Company does not have title to the leases reviewed by attorneys or other qualified title examiners. As to title to properties acquired by the Company, the Company has relied on the assurances of the parties from whom the properties were acquired, rather than on current title examinations. As to properties the Company leases, a limited title investigation and, to the extent possible, a determination of the precise boundaries of a property is made in most cases only as a part of the process of securing a mining permit shortly before commencement of mining operations. The Company believes that its practices in investigating title and determining boundaries to the properties it owns, leases or otherwise controls are consistent with customary industry practices in Kentucky and that such practices are adequate to enable it to acquire the right to mine such properties.

Landfill Operations
- -------------------

     The table below sets forth certain information as of December 31, 1993 with respect to the Company's six operating landfills. Permitted Capacity refers to the remaining capacity for which the Company has received construction permits from the appropriate state authorities. The Company constructs its landfills in a series of landfill cells as additional airspace is needed to accommodate customer demand.

                                                                  Estimated Average
                            Permitted           Permitted             Current
                            Capacity            Capacity          Volume Accepted
    Landfill              (cubic yards)    (estimated tonnage)     (tons per day)
    --------             ---------------  ---------------------  ------------------
Ohio County, KY            20,079,000           12,047,000              600-800
Greenup County, KY          3,258,000            1,955,000            700-1,100
Grant County, KY           11,745,000            7,047,000              250-500
Lincoln County, KY            588,000(1)           353,000(1)           250-500
Bertie County, NC           9,970,000            5,982,000              600-800
Montgomery County, NC       1,490,000(2)           894,000(2)           250-500

(1) The Company has applied for a permit modification to increase the permitted size of the landfill to an aggregate airspace of 9,243,000 cubic yards or 5,544,000 tons.

(2) The Company has applied for a permit modification to increase the permitted size of the landfill to an aggregate airspace of 6,896,000 cubic yards or 4,138,000 tons.

Item 3.  Legal Proceedings.
         -----------------

     The Company is named as defendant in various actions in the ordinary course of its business. These actions generally involve such matters as property boundaries, mining rights, blasting damage, personal injuries, and royalty payments. The Company believes these proceedings are incidental to its business and are not likely to result in adverse judgments which are material to the Company's results of operations and financial condition.

     The Company previously sold coal to Consumers Power under a contract acquired by Pittston in January 1994. See Item 1. Business. Although the contract was transferred, the Company retains all obligations with respect to the litigation described below. The contract contains a provision that states that if Consumers Power is able to demonstrate an ability to purchase coal meeting certain requirements for a contract term of ten years or more from another producer located in the U.S. Department of Energy's District No. 8 at a price that is more than $.15 per million BTU below the average FOB mine price of coal purchased and sold under the contract for the previous three-month period, Consumers Power can terminate the contract if the parties negotiate but fail to agree upon the price of future coal shipments. On November 4, 1988, the Company was notified that Consumers Power was prepared to demonstrate its ability to purchase coal from another producer within the parameters of this termination provision. In response to this notice, the Company filed a complaint in Boyd Circuit Court on January 18, 1989, in Boyd County, Kentucky, against Consumers Power. The complaint, as subsequently amended, alleges, among other things, that the conditions necessary to trigger the termination provision have not occurred, that the termination provision is unconscionable and that the competitor's bid tortiously interferes with the Company's contractual relations with Consumers Power. On February 2, 1989, the Company obtained a restraining order preventing Consumers Power from terminating the contract pursuant to the termination provision. On March 21, 1989, Consumer Power filed an answer denying the complaint's allegations and asserting a counterclaim that the Company had breached the contract by not entering into negotiations to reduce the contract price. Consumers Power also alleged the breach of a guaranty by the Company. On May 4, 1989, the Boyd Circuit Court directed the parties to maintain the status quo in their contractual relationship, directed the Company to post a $750,000 bond, and directed the parties to provide for expedited discovery in the case. On November 9, 1990, the Boyd Circuit Court directed the Company to increase the amount of the bond to be posted from $750,000 to $3,000,000 in light of the additional amounts of coal shipped under the contract from the date of the court's previous order.

     On April 30, 1993, the Boyd Circuit Court entered summary judgment in favor of the Company against Consumers Power that the termination provisions of the Company's coal supply contract with Consumers Power had not been appropriately triggered by Consumers Power. Consumers Power has appealed the grant of summary judgment to the Kentucky Court of Appeals. On June 3, 1993, Consumers Power also filed a motion in Boyd Circuit Court to dissolve the May 4,

1989 temporary restraining order that prevents Consumers Power from seeking to terminate the contract pursuant to the contract provision. Although on September 1, 1993, the court subsequently dissolved the temporary restraining order and ordered that the Company's $3,000,000 bond could be released, Consumers Power has not terminated the contract in light of the April 30, 1993 summary judgment decision that the termination provision had not been appropriately triggered. By letter dated October 5, 1993, Consumers Power has notified the Company that it is currently prepared to demonstrate its ability to purchase coal from another producer within the parameters of the termination provision. Consumers Power states that it can obtain coal for approximately $24.90 per ton instead of the $34.16 per ton charged during the three months ended September 30, 1993.

     On February 15, 1991, Bill Robinson, Sr. filed suit against Addwest Gold, Inc. ("Addwest Gold") and Addwest Mining, Inc. ("Addwest Mining") in the Montana Second Judicial District Court, Butte-Silver Bow County, Montana. The complaint alleged breach of contract, fraud and bad faith in relation to Robinson's employment with Addwest Gold. Robinson alleged that agents of Addwest Gold induced him to go to work for Addwest Gold by promising him a large bonus on the happening of certain contingencies, and then failed to pay him a bonus in the amount he expected. The Company sold Addwest Gold in January, 1990. On March 29, 1991, the action was removed to the U.S. District Court for the District of Montana, Butte Division. On March 25, 1992, Robinson amended his complaint to add, among others, as defendants Larry Addington and Larry Harrington, individually, and Addington Resources, Inc. and Addington Holding, Inc.
Robinson did not claim a specific amount of damages in these pleadings.

     At the time of the trial in October, 1992, Robinson made a claim for a total of approximately $19 million in damages. On November 5, 1992, the jury returned a verdict against the defendants for approximately $850,000 in compensatory damages, $1,000 in punitive damages against Larry Harrington, $6,000,000 in punitive damages against Larry Addington, and $4,500,000 in punitive damages against Addwest Gold.

     On February 23, 1993, the judge entered a judgment stating that the defendants Larry Harrington, Addwest Gold, Addington Resources, Addington Holding Company and Addwest Mining are jointly and severally liable to Mr. Robinson for compensatory damages in the amount of $850,000 and that Mr. Robinson is entitled to punitive damages in the amount of $1,000 from Larry Harrington, $6,000,000 from Larry Addington, and $4,500,000 jointly and severally from defendants Addwest Gold, Addington Resources, Addington Holding Company and Addwest Mining.

     With respect to claims against Larry Addington, although the jury specifically rejected a claim by Mr. Robinson that Mr. Addington had committed fraud upon him, the court found that there was sufficient evidence to sustain the finding of liability upon the plaintiff's claim for negligent misrepresentation and the imposition of punitive damages against Larry Addington. The court stated that there was sufficient evidence to support a finding that the alleged negligent misrepresentations made by Larry Addington to the plaintiff were accomplished with actual malicious intent within the meaning of the Montana statute relating to claims for punitive damages.

     Following the court's denial on October 6, 1993, of post-judgment motions, the defendants filed a notice of appeal on November 1, 1993, to the U.S. Court of Appeals for the Ninth Circuit. After extensive settlement discussions conducted under the supervision of a mediator for the U.S. Court of Appeals for the Ninth Circuit, a settlement has been reached in which Mr. Robinson will release all parties from all claims. As a result of the settlement, the Company expects to pay Mr. Robinson $3,450,000 by April 15, 1994. The parties are currently in the process of drafting appropriate settlement documentation.

     The Company is obligated for the full amount of this settlement pursuant to certain indemnification agreements. In accordance with Section 145 of the General Corporation Law of the State of Delaware and the Indemnity Agreement of August 1988 between the Company and Larry Addington, the Company agreed to indemnify Larry Addington with respect to this litigation. The Board of Directors (Larry Addington abstaining) found that Mr. Addington did at all times relevant to this litigation act in good faith and in a manner which he reasonably believed to in or not opposed to the best interests of the Company and, therefore, has agreed to indemnify him from and against the amount of any final judgment or settlement entered in the litigation and to pay (and/or advance) any and all expenses incurred by him in connection with the defense of the litigation or its appeal.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

          None.

                                    PART II

Item 5.  Market for Registrant's Common Stock and
         Related Stockholder Matters.
         ----------------------------------------

     The Company's Common Stock trades on the NASDAQ National Market System (symbol-ADDR). The table below sets forth the high and low sales prices as reported on NASDAQ for the periods indicated.

                                            High      Low
                                           -------  -------
1992
       First Quarter                       $11 1/4  $ 8 1/4
       Second Quarter                        9 3/8    7 3/8
       Third Quarter                        15 1/8    9 1/4
       Fourth Quarter                       16       12 3/4
1993
       First Quarter                       $16 3/4  $12 1/4
       Second Quarter                       16 3/4   12 1/4
       Third Quarter                        18 1/4   14
       Fourth Quarter                       20       15 3/4
1994
       First Quarter (through March 25,
         1994)                             $19 3/4  $16 1/4

     On March 25, 1994, the closing price of the Company's Common Stock on the NASDAQ National Market System was $16.50 per share. At March 17, 1994, the Company had 258 stockholders of record (including depositaries which hold stock in street name on behalf of other beneficial owners).

     Holders of Common Stock are entitled to receive ratably such dividends as may be declared by the Board of Directors out of funds legally available therefor. The Company has not paid any dividends since its initial public offering but expects to reconsider that policy during 1994; no prediction can be made regarding the results of that reconsideration or whether dividends will be paid in the future.

     The Company currently has a line of credit with a bank with a total commitment of $15 million. In connection with the line of credit, the Company has agreed to certain restrictive covenants which, among others, limit the amount of dividends that the Company can pay, limit its ability to incur additional indebtedness, require an as-defined minimum tangible net worth, and require a minimum current ratio.

Item 6.  Selected Financial Information
         ------------------------------

     The following selected financial information of the Company for each of the five years in the period ended December 31, 1993 are derived from the audited Consolidated Financial Statements of the Company. The selected financial information should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto appearing elsewhere herein.

                                               Years Ended December 31,
                                 ----------------------------------------------------
Income Statement Data:             1989       1990       1991       1992       1993
- ---------------------            --------   --------   --------   --------   --------
                                          (In thousands, except per share data)

Revenues:
  Mining                         $228,229   $265,582   $271,808   $292,225   $358,957
  Environmental                         -        298      1,868      7,779     24,929
  Other                            18,766      3,581      1,579      1,470        261
                                 --------   --------   --------   --------   --------
Total revenues                    246,995    269,461    275,255    301,474    384,147
                                 --------   --------   --------   --------   --------

Costs and expenses:
  Costs of operations             177,736    205,981    222,726    236,854    328,457
  Depreciation and amortization    25,395     25,658     29,740     25,111     29,939
  Selling, general and
    administrative                 20,278     22,736     23,409     21,274     22,303
                                 --------   --------   --------   --------   --------
Total costs and expenses          223,409    254,375    275,875    283,239    380,699
                                 --------   --------   --------   --------   --------
Income (loss) from operations      23,586     15,086       (620)    18,235      3,448
                                 --------   --------   --------   --------   --------

Interest and other income
  (expense):
  Interest expense                (20,844)   (16,160)   (14,446)   (13,483)   (16,577)
  Interest income                   5,994      4,943      2,365        791        649
  Gain on sale of assets              122        107      1,840      4,285        630
  Gain on sale of subsidiaries          -     15,887        500     10,544          -
  Minority interest                  (868)         -          -          -          -
  Gain on trading gold futures      2,242          -          -          -          -
  Litigation Settlement                 -          -          -     (5,100)    (4,050)
  Other, net                        1,187        136         36      1,052     (5,706)
                                 --------   --------   --------   --------   --------
Total interest and other income
  (expense)                       (12,167)     4,913     (9,705)    (1,911)   (25,054)
                                 --------   --------   --------   --------   --------

Income (loss) before income tax
  provisions (benefits) and
  cumulative effect of a change
  in accounting principle          11,419     19,999    (10,325)    16,324    (21,606)
Income tax provision (benefit)      2,900      5,900     (4,139)     5,288     (5,417)
                                 --------   --------   --------   --------   --------

Income (loss) before cumulative
  effect of a change in
  accounting principle              8,519     14,099     (6,186)    11,036    (16,189)
Cumulative effect of a change
  in accounting for income
  taxes                                 -          -     (3,500)         -          -
                                 --------   --------   --------   --------   --------
Net income (loss)                $  8,519   $ 14,099   $ (9,686)  $ 11,036   $(16,189)
                                 ========   ========   ========   ========   ========

Primary net income (loss) per
  share before cumulative
  effect of a change in
  accounting principle           $    .67   $    .93   $   (.41)  $    .72     $(1.04)
 Cumulative effect of a change
   in accounting for income
   taxes                                -          -       (.23)         -          -
                                 --------   --------   --------   --------   --------
Primary net income (loss) per
  share                          $    .67   $    .93   $   (.64)  $    .72     $(1.04)
                                 ========   ========   ========   ========   ========

Fully diluted net income per
  share                                (1)        (1)        (1)        (1)        (1)
Tons of coal sold                   6,658      8,165      8,220      8,815     11,530
                                 --------   --------   --------   --------   --------

                                              As of December 31,
                               ------------------------------------------------
Balance Sheet Data               1989      1990      1991      1992      1993
- ------------------             --------  --------  --------  --------  --------
                                                (In thousands)
Working capital                $ 61,441  $ 42,591  $ 10,640  $ 36,575  $ 11,417
Total assets                    322,124   337,408   332,416   339,024   315,658
Short-term obligations           22,820    21,209    30,816    26,371   149,670
Long-term debt net of current
  portion                       142,632   143,998   135,153   128,232    11,954
Stockholders' equity            120,624   135,274   125,685   136,811   124,933

_________________________
(1) The fully diluted net income per share calculation for 1989 has not been presented because the effect would be anti-dilutive. The fully diluted net income per share for 1990, 1991, 1992 and 1993 has not been presented due to the conversion of the Convertible Subordinated Debentures in November 1989.

Item 7. Management's Discussion and Analysis of Financial Condition and Results
        ------------------------------------------------------------------------
        of Operations.
        -------------

General
- -------

     Adverse weather conditions and particularly precipitation can affect the Company's ability to conduct its mining operations. Since heavier precipitation generally occurs in the areas in which the Company conducts its mining operations during late fall and early winter, the Company believes that its revenues and profitability may be adversely affected during those periods.

Results of Operations
- ---------------------

1993 Compared with 1992
- -----------------------

     Net loss during 1993 was $16,189,000 or $1.04 per share, compared to net income of $11,036,000 or $.72 per share for 1992. Net loss during 1993 was affected by the following:

(1) Pursuant to the Stock Purchase Agreement dated September 24, 1993, (the "Agreement"), the Company entered into an agreement to sell the stock of five of its coal subsidiaries to an indirect wholly owned subsidiary of The Pittston Company ("Pittston") for $157 million cash. The Agreement also contemplated that, before closing, certain property, plant and equipment (the net book value of which was approximately $43,000,000 as of December 31, 1993) would be transferred to other subsidiaries of the Company from the subsidiaries to be sold. In addition, the Company will retain all of the net working capital (the net book value of which was approximately $30,000,000 as of December 31, 1993) of the sold subsidiaries as of the date of closing (the "Closing Date"). The Agreement also required that within 60 days after the Closing Date, the Company would deliver to Pittston a statement of working capital for the Subsidiaries showing the Subsidiaries' Combined Net Working Capital, as defined in the Agreement, as of the close of business on the Closing Date. If the Combined Net Working Capital exceeds zero, Pittston is to pay the Company an appropriate adjustment. If the Combined Net Working Capital is less than zero, the Company is to pay Pittston an appropriate adjustment. By letter dated March 15, 1994, the Company asserted that Pittston should make a payment in the amount of $2,286,000 to the Company in light of the Subsidiaries' Combined Net Working Capital as of the Closing Date. In accordance with the terms of the Agreement, the Company and Pittston are currently seeking to resolve their differences with respect to the Subsidiaries' Combined Net Working Capital as of the Closing Date. Because the parties are not in agreement with respect to the appropriate adjustment, the

     Company cannot predict at this time the amount which will be owed by one party to the other with respect to such an adjustment. In connection with the sale, the Company has provided certain guarantees to Pittston.

          This transaction was completed on January 14, 1994.

          As a result of this transaction, the net assets related to the sale appear as a current asset at December 31, 1993 in the Company's audited Consolidated Financial Statements. Additionally, since the Company's $125,000,000 Senior Secured Notes were redeemed in connection with the transaction, they have been classified as a current liability at December 31, 1993 in the audited Consolidated Financial Statements.

          The Company does not expect to record a loss on this transaction. The Company will record the actual economic impact of the disposal in its 1994 financial statements. However, principally due to the Company's de-emphasis on mining operations, the Company recorded approximately $14,506,000 of pre-tax asset write-offs during 1993. See Note 3 to the audited Consolidated Financial Statements. These write-offs consist principally of $9,384,000 related to the Company's decision to abandon its sulfur mine development project in the western United States.
     Additionally, the Company has written off approximately $5,122,000 of assets that it has abandoned associated with its environmental projects. These asset write-offs are reflected in income from operations and will be available to offset current and future federal and state income tax liabilities.

          Other terms of the transaction include the Company entering into a coal supply contract with Pittston (the "Pittston Coal Supply Contract") for the sale of 4,920,000 tons over 3-1/2 years at a base price of $26.00 per ton, subject to adjustments. Additionally, the Company will receive a $1.00 per ton production royalty for coal produced from certain West Virginia properties being sold to Pittston with a minimum royalty of $100,000 per month, a maximum aggregate royalty in any one year of $1.5 million, and a maximum aggregate royalty under the agreement of $3.75 million. The Company will also pay Pittston a royalty of $0.50 per ton of coal produced by two highwall mining machines for 3-1/2 years.

          After the transaction discussed above, the Company continues to own and operate four eastern Kentucky mines with estimated annual production capacity of 3,000,000 tons per year. During 1993, these mines produced 2,373,000 tons with an average cost of operations of $25.84 per ton. The average sales price received by the

     Company from coal produced by these eastern Kentucky mines during 1993 was $28.59 per ton.

          Future production from these retained coal mines will be placed on the Pittston Coal Supply Contract and a new coal supply contract entered into with The Cincinnati Gas & Electric Company (the "CG&E Coal Supply Contract"). The CG&E Coal Supply Contract calls for the sale of 5,400,000 tons of coal over six years beginning January 1, 1994.

(2) During 1993, the Company reserved for certain litigation settlements which reduced pre-tax income by $4,050,000. (See Note 13 to the audited Consolidated Financial Statements.)

(3) During 1993, the Company established a $5,767,000 pre-tax reserve against the note receivable arising out of the 1992 sale of one of its subsidiaries; this write-off is reflected in other income and expense. (See Note 5 to the audited Consolidated Financial Statements.)

(4) Adverse wet weather conditions during the first four months of 1993 and the month of December 1993 caused major inefficiencies at the Company's mining operations and, as a result, a major increase in production costs.

     Net income during 1992 was $11,036,000 or $.72 per share, compared to net loss of $9,686,000 or $.64 per share for 1991. Net income during 1992 was affected by the following:

(1) The Company recognized a $10,544,000 pre-tax gain on the sale of certain coal subsidiaries. (See Note 5 to the audited Consolidated Financial Statements.)

(2) During 1992, the Company recognized $4,285,000 in pre-tax gains on the sale of assets. The majority of this gain was recognized from the sale of certain West Virginia coal reserves.

(3) During 1992, the Company reached a litigation settlement which reduced pre-tax income by $5,100,000. (See Note 13 to the audited Consolidated Financial Statements.)

(4) During 1992, the Company recognized an approximately $5,000,000 pre-tax gain on the sale of highwall mining machines.


     The Company's mining revenues increased from $292,225,000 in 1992 to $358,957,000 in 1993. Contributing to this 23% increase was revenue of $4,827,000 recognized on a fourth highwall mining machine sold to Pittston during 1993. Also contributing was a 31% increase in tons sold from 8,815,000 tons sold during 1992 compared to 11,530,000 tons sold during 1993. Additionally,included in mining revenues was $4,255,000 realized from the Company's highwall miner contract mining activities during 1993 compared to $1,480,000 realized from the Company's highwall miner contract mining activities during 1992. This increase in tons sold is primarily a result of the acquisition described in Note 18 to the audited Consolidated Financial Statements.

     Total environmental revenues and environmental income from operations increased to $24,929,000 and $3,722,000, respectively, during 1993 compared to total environmental revenues of $7,779,000 and environmental income from operations of $1,620,000 during 1992. Included in environmental revenues and environmental income from operations is revenue and income from operations generated by the Company's landfill operations and waste collection services. During 1993, the Company's landfill operations generated $17,264,000 of revenue and $5,818,000 of income from operations. During 1993, the Company's waste collection services generated $7,665,000 of revenues and $2,096,000 of losses from operations. During 1992, the Company's landfill operations generated $4,689,000 of revenues and $1,984,000 of income from operations. During 1992, the Company's waste collection services generated $3,090,000 of revenues and $364,000 of losses from operations. The primary reasons for the substantial increases in total environmental revenues and income from operations is the receipt of operating permits for certain contained landfills during 1992 and the commencement of operations at these landfills. The Company received approximately 753,000 tons of waste at Company-owned landfills during 1993 compared to 196,000 tons of waste received during 1992.

     In June 1992, the Company entered into a 14-year exclusive licensing agreement that permits Joy Technologies, Inc. ("Joy") to manufacture and market a highwall mining system that the Company developed and currently uses in its own mining operations. In accordance with the terms of the June 1992 agreement, Joy plans to market the system to mining companies on the basis of a cost per ton of material mined by the system. If Joy successfully markets the system, the Company will receive approximately $130,000 in origination fees for each of the first eight machines leased and approximately $255,000 in origination fees for each machine leased thereafter, and a royalty based on tons of material mined by these other mining companies. The agreement provides that Joy will charge a lessee a minimum royalty per ton of material mined of $3.77, subject to adjustment for inflation and safety-related changes. The Company will receive 30% of the minimum royalty of $3.77 (as adjusted for inflation) and generally 50% of any part of such royalty payments in excess of $3.77 (as adjusted for inflation). While Joy has not met the Company's anticipated results for leases under the June

1992 agreement, Joy has indicated to the Company that Joy's leases of highwall mining machines will increase significantly during 1994.

     Included in the Company's other revenues and income from operations in 1993 was $260,000 in origination fees received from Joy. These fees relate to the two highwall miners leased by Joy to third parties during 1993. During 1993, Joy paid no per ton royalty fees related to these two machines.

     As a percentage of total revenues, cost of operations increased from 79% for 1992 to 86% for 1993. This increase is primarily a result of higher costs being incurred at the Company's mining operations due to adverse weather conditions during the first part of the year and due to the asset write-offs discussed above.

     Depreciation and amortization increased from $25,111,000 in 1992 to $29,939,000 in 1993. This 19% increase is primarily attributable to an increase in depreciation and amortization of landfill property and equipment.

     Selling, general and administrative expenses during 1993 totalled $22,303,000 and remained relatively unchanged compared to $21,274,000 for 1992.

     Interest expense increased from $13,483,000 during 1992 to $16,577,000 during 1993. The 23% increase is primarily due to the decline in the amount of interest capitalized in 1993. The amount of interest capitalized for 1993 was $2,111,000 compared to interest capitalized of $4,806,000 for 1992. The capitalized interest is related primarily to the Company's environmental operations. The decrease in capitalized interest occurred because the Company ceases to capitalize interest after a landfill becomes operational.

     Interest income decreased from $791,000 during 1992 compared to $649,000 during 1993. This 18% decrease is due to a decrease in the average amount of short-term investments outstanding coupled with a decrease in the interest rate yields on short-term investments.

     Gain on the sale of assets decreased from $4,285,000 for 1992 to $630,000 for 1993. This decrease is primarily due to a $4,626,000 pre-tax gain recognized from the sale of certain West Virginia coal reserves and land in 1992 which were not included in the Company's current mining plans.

     The Company's effective tax rate decreased from a 32% provision in 1992 to a 25% benefit in 1993. This decrease in the effective tax rate is primarily a result of several factors, including percentage depletion, state income taxes and the allowance on utilization of minimum tax credits.

          The Company's cash and cash equivalents totalled $13,744,000 at December 31, 1993, compared to $32,955,000 at December 31, 1992. This 58% decrease is primarily due to the timing of the receipt of payments on receivables, as well as funding capital additions.

     Accounts receivable at December 31, 1993 totalled $8,946,000, compared to the balance of $33,523,000 at December 31, 1992. This decrease is primarily due to including the accounts receivable related to the coal subsidiaries sold to Pittston in the net assets held for disposal as of December 31, 1993.

     Inventories decreased from $28,060,000 at December 31, 1992, compared to $11,803,000 at December 31, 1993 primarily due to including the inventory related to the coal subsidiaries sold in the net assets held for disposal as of December 31, 1993.

     Prepaid expenses and other at December 31, 1993 totalled $7,718,000 compared to the balance of $6,538,000 at December 31, 1992. This increase is primarily due to deferred selling costs of approximately $1,100,000 related to the sale of coal subsidiaries to Pittston on January 14, 1994.

     Property, plant and equipment decreased to $139,055,000 at December 31, 1993 compared to $212,585,000 at December 31, 1992. This 35% decrease is primarily due to including property, plant and equipment related to the subsidiaries sold to Pittston in the net assets held for disposal to Pittston as of December 31, 1993. However, the Company had property additions during 1993 of approximately $49 million. These additions are primarily: 1) coal related acquisitions as described in Note 18 to the audited Consolidated Financial Statements and 2) landfill and other environmental related development costs.

     The net balance of coal sales contracts and contract mining agreements decreased from $33,041,000 at December 31, 1992 compared to zero at December 31, 1993. This decrease is due to including the coal sales contracts related to the coal subsidiaries sold to Pittston in the net assets held for disposal as of December 31, 1993.

     Accounts payable at December 31, 1993 decreased to $5,609,000 as compared to the December 31, 1992 balance of $21,865,000, primarily due to including the payables related to the coal subsidiaries sold to Pittston in the net assets held for disposal as of December 31, 1993.

     Accrued expenses and other liabilities increased to $13,714,000 at December 31, 1993 as compared to $12,833,000 at December 31, 1992, primarily due to the litigation reserve established at year end, as discussed above, offset by a decrease in reclamation and closure costs.

     The Company's line of credit balance at December 31, 1993 totalled $23,442,000 compared to the December 31, 1992 balance of $22,535,000. This increase is primarily due to the acquisition of certain coal reserves in West Virginia. (See Note 18 to the audited Consolidated Financial Statements.) The acquisition of these additional coal reserves was financed by drawing on this line of credit.

     The Company's long-term debt outstanding increased from $3,232,000 at December 31, 1992 to $11,954,000 at December 31, 1993. This increase is primarily due to the $10,000,000 borrowed against the environmental company's line of credit during 1993.

     The Company's other long-term liabilities increased from $1,331,000 at December 31, 1992 to $2,705,000 at December 31, 1993. This increase is primarily due to the normal increase in landfill closure and post-closure costs accrued, as well as an increase in the accrual for workers' compensation, including black lung benefits.

1992 Compared with 1991
- -----------------------

     Net income during 1992 was $11,036,000 or $.72 per share, compared to net loss of $9,686,000 or $.64 per share for 1991. Net income during 1992 was affected by the following:

(1) The Company recognized a $10,544,000 pre-tax gain on the sale of coal subsidiaries. (See Note 5 to the audited Consolidated Financial Statements.)

(2) During 1992, the Company recognized $4,285,000 in pre-tax gains on the sale of assets. The majority of this gain was recognized from the sale of certain West Virginia coal reserves.

(3) During 1992, the Company reached a litigation settlement which reduced pre-tax income by $5,100,000. (See Note 13 to the audited Consolidated Financial Statements.)

(4) During 1992, the Company recognized an approximately $5,000,000 pre-tax gain on the sale of highwall mining machines.

     Net loss during 1991 was affected by the following:

(1) During 1991, the Company elected to adopt SFAS No. 109 "Accounting for Income Taxes". The effect of adopting this new standard for accounting for income taxes as of January 1, 1991 was to increase the Company's net loss by

     $3,500,000.  (See Note 1 to the audited Consolidated Financial Statements.)

(2) A significant increase in the cost of diesel fuel due to the Persian Gulf crisis caused a major increase in the cost of operations at the Company's mining operation during 1991.

(3) The high operating costs of three of the Company's mines located in western Kentucky resulted in the Company's decision to close these three mines in 1991. The Company incurred a net loss of approximately $10,681,000 at its western Kentucky operations during 1991, which includes a pre-tax charge to expense of approximately $9,000,000 to write off its investment in its western Kentucky mines and to reserve for future reclamation. See Note 7 to the audited Consolidated Financial Statements.

     The Company's net mining revenues increased from $271,808,000 during 1991 to $292,225,000 during 1992. The Company's mining revenues increased primarily due to the sales of five of its highwall mining machines. Three of these highwall mining machines were sold to Pittston for aggregate revenues of $12,427,000, while two were sold and leased back from a financing company for aggregate revenues of $6,400,000. Under its licensing agreement with Joy discussed above, the Company is generally prohibited from selling the highwall mining machines to third parties in the future. Although the Company experienced an increase in tons sold from 8,220,000 tons sold during 1991 compared to 8,815,000 tons sold during 1992, the average sales price per ton decreased from $32.83 per ton for 1991 to $30.04 per ton for 1992. This 8.5% decrease in the average sales price is primarily attributable to the March 1992 sale of a coal subsidiary, the assets of which consisted primarily of two long-term coal sales contracts pursuant to which the Company sold during 1991 a total of 957,703 tons of coal at an average per ton sales price of $41.69. (See Note 5 to the audited Consolidated Financial Statements.) In addition, while approximately 90.2 percent of the Company's total coal sales in tons during 1992 were pursuant to contracts with a term of more than one year, see Item 1. "Business -- Coal Mining Operations," the Company is also subject to general conditions in the coal industry, currently including high coal inventories of electric utilities, generally weak demand, and low exports. During 1992, adverse conditions in the coal industry drove down spot coal prices, thus decreasing revenues from the Company's spot market sales which accounted for approximately 9.8 percent of the Company's total coal sales in tons in 1992. General conditions in the coal industry also affect the Company's efforts to negotiate new long-term contracts with utilities. For example, high inventory levels at utilities and low spot coal prices decrease the incentive for an electric utility to enter into a long-term coal sales contract.

     Environmental revenues and net income increased to $7,779,000 and $351,000, respectively, during 1992 compared to environmental revenues of $1,868,000 and net loss of $563,000 during 1993. The primary reasons for these substantial increases are the Company's receipt of operating permits for certain contained landfills in 1992 and the commencement of operations at these landfills; the Company also increased its waste collection services in 1992 through acquisitions of other waste hauling businesses.

     Other revenue decreased to $1,470,000 during 1992 compared to $1,579,000 during 1991. This decrease is due to the Company's sale of its road construction subsidiary during July 1991. During 1992, the Company recorded licensing revenue from Joy of $1,470,000 resulting from the agreement between the Company and Joy that provides Joy the right to manufacture and sell the Company's highwall mining machines. (See Note 12 to the audited Consolidated Financial Statements.)

     As a percentage of total revenues, cost of operations decreased from 81% during 1991 to 79% during 1992. This decrease is primarily due to the Company's pre-tax charge to expense in 1991 of approximately $9,000,000 to write off its investment in its western Kentucky mines and to reserve for future reclamation.

     Depreciation and amortization decreased from $29,740,000 during 1991 to $25,111,000 during 1992. This 16% decrease is primarily attributable to the amortization of coal contracts no longer being included in depreciation and amortization since the contracts were sold during March 1992. (See Note 5 to the audited Consolidated Financial Statements.)

     Selling, general and administrative expenses decreased from $23,410,000 during 1991 to $21,274,000 during 1992. This 9% decrease is primarily attributable to certain selling expenses associated with Kanawha Land Company, Inc. no longer being incurred since this subsidiary was sold during March 1992. (See Note 5 to the audited Consolidated Financial Statements.)

     Interest expense decreased from $14,446,000 during 1991 to $13,483,000 during 1992. The 7% decrease is primarily due to an overall decrease in interest rates on bank debt tied to the prime interest rate and an overall reduction in outstanding indebtedness. In addition, the Company continued to capitalize interest associated with its investment in those projects still in the development phase. The amount of interest capitalized for 1992 was $4,806,000 compared to interest capitalized of $4,874,000 for 1991.

     Interest income decreased from $2,365,000 during 1991 compared to $791,000 during 1992. This 67% decrease is due to a decrease in the interest rate yields on short-term investments.

     Gain on the sale of assets increased from $1,840,000 for 1991 to $4,285,000 for 1992. This increase is primarily due to a $4,626,000 pre-tax gain recognized from the sale of certain West

Virginia coal reserves and land which were not included in the Company's current mining plans.

     The Company's effective income tax rate decreased from a 40% benefit in 1991 to a 32% provision in 1992. This decrease in the effective tax rate is primarily a result of several factors, including percentage depletion and state income taxes.

Liquidity and Capital Resources
- -------------------------------

     The working capital needs of the Company have been met primarily through a combination of funds provided by banks and other institutions and cash generated through operations.

     As of December 31, 1993, the Company had approximately $16,558,000 remaining available under its lines of credit secured by certain accounts receivable and coal inventory and substantially all of its environmental assets bearing interest at rates ranging from prime to prime plus 1/2%.

     There are certain environmental contingencies related to the Company's coal operations and integrated solid waste disposal system operations, primarily land reclamation obligations and landfill closure obligations, respectively. Under current federal and state surface mining laws, the Company is required to reclaim land where surface mining operations are conducted. Accruals for the estimated cost of restoring the land are provided as mining takes place, based upon engineering estimates of costs. The Company also estimates and records its costs associated with closure and post-closure monitoring and maintenance for operating landfills based upon relevant government regulations. Accruals for these closure and post-closure costs are provided as permitted airspace of the landfill is consumed. The Company revises its estimates on a periodic basis.
As of December 31, 1993, the Company had accrued expenses for reclamation and closure costs of approximately $2,524,000. There is a possibility that such obligations, when ultimately paid, may differ substantially from the recorded accrued expenses thus affecting the Company's liquidity. See Note 1 and Note 11 to the audited Consolidated Financial Statements.

     In 1990, the Company implemented a self-insurance program to cover most of its employees for workers' compensation, including black lung benefits. Black lung expense is being provided, based upon a recent actuarial study, over the estimated remaining working lives of the miners using accounting methods similar to that of a defined benefit pension plan. Benefits provided are subject to federal and state law and, thus, are not under the control of the Company. Workers' compensation (including black lung) expense for the year ended December 31, 1993 was approximately $3,755,000. There is a possibility that workers' compensation (including black lung) obligations, when ultimately settled and paid, may differ substantially from the recorded balance and thus affect the

Company's liquidity.  See Note 16 to the audited Consolidated Financial
Statements.

     The Company believes that its present financial condition, considering the funds available under the existing line of credit, the proceeds received from the sale of certain coal subsidiaries (see Note 2 of the audited Consolidated Financial Statements), and internal financial resources, provide adequate capital reserves and liquidity.

     The overall net increase (decrease) in cash and cash equivalents was $(19,211,000), $30,650,000 and $(6,995,000) for 1993, 1992 and 1991,
respectively. Such net increase (decrease) reflects net cash provided by (used in) operating, investing and financing activities.

     Net cash provided by operating activities was $22,756,000, $17,147,000 and $30,699,000 for 1993, 1992 and 1991, respectively. These fluctuations among years primarily reflect changes in working capital terms whereby increases in net working capital would cause a decline in net cash provided by operating activities.

     During 1993, the Company's working capital increased by $10,093,000, which primarily consists of a $11,899,000 increase in accounts receivable, a $6,358,000 increase in inventories and a $4,510,000 decrease in deferred income taxes, net of a $10,706,000 increase in accrued expenses and other current liabilities. During 1992, the Company's working capital increased by $5,112,000, primarily due to a $6,584,000 increase in inventories. During 1991, the Company's working capital decreased by $5,833,000, primarily due a $5,087,000 decrease in inventories.

     Net cash provided by (used in) investing activities was $(47,399,000), $26,275,000 and $(37,172,000) for 1993, 1992 and 1991, respectively. The 1993 amount consists of property, plant and equipment purchases of $44,752,000, mineral reserve additions of $6,493,000, and net of proceeds of $3,846,000 received from sale of property, plant and equipment. The major components of the 1992 amount consist of net proceeds from sale of $39,355,000 primarily received from the sale of Kanawha Land Company, Inc. (see Note 5 to the audited Consolidated Financial Statements); net of property, plant and equipment purchases of $38,182,000; the liquidation of $15,000,000 of short-term investments; and net proceeds of $11,831,000 received from the sale of property, plant and equipment. The major components of the 1991 amount consist of property, plant and equipment purchases of $52,209,000, net of the liquidation of $10,382,000 of short-term investments.

     Net cash provided by (used in) financing activities was $5,432,000, $(12,772,000) and $(522,000) for 1993, 1992 and 1991, respectively. The 1993 amount primarily represents proceeds of $4,312,000 from the issuance of common stock and net borrowings of $1,648,000 on long-term debt and the revolving line of credit. The

1992 and 1991 amounts primarily represent net repayments of long-term debt and the revolving line of credit.

     Inflation has not had a significant effect on the Company's business primarily because the United States economy has been experiencing a period of relatively low inflation.

     The Company's capital needs, earnings and cash flow are somewhat dependent on events beyond the Company's control, such as weather patterns, the state of the economy, and changes in existing governmental and environmental regulations.

Item 8.   Financial Statements and Supplementary Data.
          -------------------------------------------

     See accompanying Table of Contents to Consolidated Financial Statements and Schedules.

Item 9. Changes in and Disagreements with Accountants on Accounting and
        ----------------------------------------------------------------
        Financial Disclosure.
        --------------------

     None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.
          --------------------------------------------------

     The following information is furnished as of March 15, 1994, with respect to the executive officers and directors of the Company.

        Name                 Age         Position with the Company
        ----                 ---         -------------------------

Larry Addington              58    President, Chief Executive Officer,
                                   Director

Robert Addington             54    Vice President - Operations and
                                   Engineering, Director

Bruce Addington              40    Vice President - Operations, Director

William R. Nelson            46    Vice President

R. Douglas Striebel          36    Vice President, Treasurer and Chief
                                   Financial Officer

Jack C. Fisher               65    Director

Carl R. Whitehouse           71    Director

          All directors hold office until the next annual meeting of stockholders and until their successors are elected and qualified. Officers serve at the discretion of the Board of Directors. All officers spend substantially full time working for the Company or its subsidiaries.

          Larry Addington, Robert Addington and Bruce Addington have been directors since the organization of the Company. Jack C. Fisher and Carl R. Whitehouse were elected to the Board of Directors on October 21, 1987. Larry Addington, Robert Addington and Bruce Addington are brothers.

          Messrs. Addington have substantial experience in the operation of coal mining ventures. Their first mining company, Addington Brothers Mining Company, began mining coal in eastern Kentucky in 1972 and was sold to Ashland Oil, Inc. in 1976. In 1978, Larry Addington formed Pyramid Mining, Inc. ("Pyramid"), which mined coal in western Kentucky and was sold to First Mississippi Corporation, a diversified energy company in 1981.

          Larry Addington has been President of the Company since its organization and was the founder of each of the corporate entities acquired by the Company pursuant to the Company's 1987 reorganization.

          Robert Addington has been Vice President of Operations and Engineering of the Company since its organization. He served in a similar capacity for each of the corporate entities acquired by the Company pursuant to the Company's 1987 reorganization.

          Bruce Addington has functioned as Vice President of Operations of the Company since its organization.

          William R. Nelson has been Vice President of the Company directing its environmental operations since August 1992. From November 1981 to July 1992, he worked with the Chambers Development Company, Inc., most recently as its Treasurer.

          R. Douglas Striebel has served as Vice President and Chief Financial Officer of the Company since 1988. From 1984 until joining the Company, Mr. Striebel was an Audit Manager with Arthur Andersen & Co.

          Jack C. Fisher served as Mayor of Owensboro, Kentucky from 1984 to 1987. He is currently retired. Before 1984, he served as Manager of Mail Processing with the U.S. Postal Service in Owensboro. Mr. Fisher is a member of the Company's Audit Committee.

          Carl R. Whitehouse retired in December 1988 as the Chairman of the Board of Citizens State Bank in Owensboro, Kentucky, where he had served as President and Chief Executive Officer for over five years. Mr. Whitehouse is a member of the Company's Audit Committee.

Compliance with Section 16(a) of The Exchange Act
- -------------------------------------------------

          Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of the Company's common stock, to file reports (including a year-end report) of ownership and changes in ownership with the Securities and Exchange Commission and to furnish the Company with copies of all reports filed.

          Based solely on a review of the forms furnished to the Company, or written representations from certain reporting persons, the Company believes that all persons who were subject to Section 16(a) in 1993 complied with the filing requirements.

Limitation on Liability of Directors
- ------------------------------------

          Pursuant to the Company's Certificate of Incorporation, no director shall be personally liable to the Company or its stockholders for monetary damages for breach of his fiduciary duty as a director, except for a breach of the director's duty of loyalty, for acts and omissions not in good faith or which involve intentional misconduct or a knowing violation of the law, for transactions from which a director derived an improper personal benefit or for unlawful payment of dividends or stock purchases or redemptions pursuant to
Section 174 of the Delaware General Corporation Law. This provision offers persons who serve on the Board of Directors of the Company protection against awards of monetary damages for negligence in the performance of their duties. It does not affect the availability of equitable remedies such as an injunction or rescission based upon a director's breach of the duty of care.

          In addition, the Company has entered into Indemnity Agreements with its executive officers and directors which establish contractual rights for the executive officers and directors to be indemnified by the Company to the fullest extent permitted by law. See Item 13. Certain Relationships and Related Transactions.

Item 11.  Executive Compensation.
          ----------------------

          The following table sets forth the aggregate cash compensation paid by the Company for 1993, 1992 and 1991 to the five most highly compensated executive officers of the Company whose salary and bonus compensation exceeded $100,000 in 1993.

                           Summary Compensation Table
                           --------------------------

                                                                             Long Term
                                    Annual Compensation                    Compensation
                                    -------------------                    -------------
Name and Principal                                          All Other
    Position                  Year   Salary     Bonus     Compensation      Options (#)
- ------------------            ----  ---------  --------   ------------     -------------
Larry Addington               1993   $274,134  $  - 0 -        $-0-            - 0 -
President, Chief Executive    1992    259,615    39,468         -0-            - 0 -
 Officer and Director         1991    250,000     - 0 -         -0-            - 0 -

Robert Addington              1993   $224,134  $  - 0 -        $-0-            - 0 -
Vice President -              1992    207,692    39,468         -0-            - 0 -
 Operations and               1991    200,000     - 0 -         -0-            - 0 -
 Engineering, Director

Bruce Addington               1993   $173,442  $  - 0 -        $-0-            - 0 -
Vice President -              1992    135,000    39,468         -0-            - 0 -
 Operations, Director         1991    130,000     - 0 -         -0-            - 0 -

William R. Nelson/(1)/        1993   $201,000  $  - 0 -        $995(2)         - 0 -
Vice President                1992   $ 77,123  $  - 0 -         735(2)         - 0 -
                              1991      - 0 -     - 0 -         -0-            - 0 -

Michael J. Quillen/(3)/       1993   $201,000  $100,000        $-0-            - 0 -
Vice President                1992     95,406     - 0 -         -0-           40,000
                              1991      - 0 -     - 0 -         -0-            - 0 -
- ---------------

    /(1)/ Employment began August 1, 1982.

    /(2)/ Represents the premium on term life insurance with a $500,000 death benefit.

    /(3)/ Employment began July 1, 1992; Mr. Quillen resigned effective
          January 14, 1994.

     The Company has entered into an employment agreement with William R. Nelson. Pursuant to the employment agreement, the Company will employ Mr. Nelson as the President and Chief Executive Officer of its subsidiary, Addington Environmental, Inc. ("Addington Environmental"). Mr. Nelson will be paid an annual salary of $200,000, with a possible bonus pursuant to a plan to be agreed upon by the parties. The employment agreement provides a three-year term ending on July 31, 1995. If Mr. Nelson becomes disabled during the term of the employment agreement, he will be entitled to his full salary during the 12 months following the onset of such disability. Mr. Nelson's employment pursuant to the agreement will terminate upon the occurrence of certain events, including death, mutual agreement, termination for Cause, as defined, a material breach by Mr. Nelson of his obligations, or the expiration of the three-year term. If a Change of Control (as defined) occurs, Mr. Nelson will be entitled to certain severance benefits upon a termination of his employment within three years after the Change of Control, unless his termination is due to death or retirement, for Cause, as defined, or by Mr. Nelson other than for Good Reason, as defined. If Mr. Nelson is entitled to receive severance benefits, the Company will pay him on the 30th day following his termination an amount equal to any accrued but unpaid balance of his salary and prorated bonus, plus an amount equal to his salary at the rate then in effect for a period of three years minus a period equal to the time elapsed between the date upon which a Change of Control occurs and his date of termination. Upon the termination of his employment under the agreement for any reason, Mr. Nelson is subject to certain restrictive covenants set forth in the agreement for a period of three years from the termination.
The Company will provide Mr. Nelson the use of an automobile, limited country club dues, and a term life insurance policy with a death benefit of $500,000. The agreement also provided that the Company would incur certain costs in connection with Mr. Nelson's move to Kentucky, including the purchase of his Pennsylvania home. The employment agreement also provides that upon the satisfaction of certain conditions, the Company will grant Mr. Nelson either options to purchase shares of common stock in the entity holding the material portion of the waste management businesses owned by the Company, or options to acquire shares of the Company. No such options have yet been granted.

     Each of Messrs. Addington and the Company's Chief Financial Officer are entitled to receive bonuses if the Company achieves certain target performance levels in sales, operating profits and mining productivity as established annually by the Audit Committee. For the twelve months ended December 31, 1993, the target for annual sales was between 5,000,000 tons and 6,500,000 tons and the target for pre-tax net profit was between $10,000,000 and $22,000,000. Bonuses are paid if the return on stockholders' equity for the twelve months ended December 31, 1993 is at least 12.5%, with the amount of the bonus to be based upon the target performance levels and the return on stockholders' equity achieved. Pursuant to the incentive provision, if the return on stockholders' equity were 12.5%, the minimum bonus to be paid would be $3,432 to each participant; if the maximum target performance levels were achieved and the return on stockholders' equity were 20% or more, the maximum bonus of $120,120 would be paid to each participant. Pursuant to this management incentive program, no bonuses were paid for 1993.

Compensation of Directors
- -------------------------

     Directors of the Company who are also officers of the Company receive no compensation for their services as directors. During 1993, the Company's standard directors fees for non-management directors were a base salary of $10,000 per year for services as directors, with an additional $1,000 per Board meeting actually attended, and $500 for each committee meeting actually attended which was not held in conjunction with a meeting of the Board of Directors.

Stock Option Plan
- -----------------

     During 1988, the Company adopted, with stockholder approval, the Restated Stock Option Plan (the "Option Plan"). The purposes of the Option Plan are to encourage certain officers, employees, and independent contractors to use their best efforts for the Company's success and to provide a valuable means of retaining key personnel as well as attracting new personnel when needed for future operations and growth.

     Pursuant to the Option Plan, the Company has reserved for issuance 1,500,000 shares of Common Stock for which options may be granted by the Option Committee of the Board of Directors (currently consisting of Messrs. Addington) to officers, employees and independent contractors of the Company and its subsidiaries in amounts and upon terms and conditions to be determined from time to time by the Option Committee. Messrs. Addington are not eligible to receive options pursuant to the Option Plan. During 1993, no options were granted to, or exercised by, any of the executive officers named in the Summary Compensation Table above.

                                Aggregated 1993
                             Year-End Option Value
                             ---------------------

                          Number of Unexercised      Value of Unexercised In-the-Money
                         Options at Year End (#)         Options at Year End ($)(1)
                         -----------------------     ---------------------------------
                              Exercisable/                      Exercisable/
     Name                    Unexercisable                     Unexercisable
     -----                   -------------                     -------------
Larry Addington                    N/A                              N/A

Robert Addington                   N/A                              N/A

Bruce Addington                    N/A                              N/A

William R. Nelson              - 0 -/- 0 -                      $0.00/$0.00

Michael J. Quillen             - 0 -/40,000                    $0.00/$375,000
- -------------------

     (1)  Based on December 31, 1993 price per share of $19.00.

Item 12. Security Ownership of Certain Beneficial Owners and Management.
         --------------------------------------------------------------

     Except as otherwise noted in the footnote following the table, the following table sets forth certain information concerning ownership of the Common Stock as of March 15, 1994, by each director, each executive officer named in Item 11, each person or entity who is known to the Company to be the beneficial owner of more than 5% of the Common Stock and all directors and executive officers of the Company as a group. Except as otherwise noted in the footnote following the table, each beneficial owner listed below has sole voting and dispositive power with respect to the shares listed next to his name.

                                  Shares
Name and Address               Beneficially     Percentage
of Beneficial Owner               Owned          of Class
- -------------------            ------------     ----------

Howard P. Berkowitz
HPB Associates, L.P.
888 Seventh Avenue
New York, New York  10106         1,103,785(1)         7.0%

Larry Addington
1500 North Big Run Road
Ashland, KY  41102                4,113,324           26.2%

Robert Addington
1500 North Big Run Road
Ashland, KY  41102                1,520,000            9.7%

Bruce Addington
1500 North Big Run Road
Ashland, KY  41102                1,578,006           10.0%




William R. Nelson                       500              *

Michael J. Quillen                    - 0 -              *

Jack C. Fisher                        2,500              *

Carl R. Whitehouse                    3,100(2)           *

All directors and executive
officers as a group
(9 persons)                       7,217,430           46.0%

_______________
     *Represents less than 1% of outstanding shares.

     (1) Mr. Berkowitz, as managing partner of HPB Associates, L.P., has sole voting and dispositive powers with respect to the shares owned by the partnership. Information on the partnership's beneficial ownership is according to a Schedule 13D dated January 20, 1992.

     (2) Includes 1,100 shares owned by Mr. Whitehouse's wife; Mr. Whitehouse has no voting or dispositive powers with respect to these 1,100 shares.

Item 13.  Certain Relationships and Related Transactions.
          ----------------------------------------------

     In situations where there will be an ongoing relationship with related parties for the purchase of services or products, it is the Company's policy that a majority of the independent and disinterested directors will be required to approve continuation or initiation of the relationship and will periodically review such transactions to assure that they meet the aforementioned standard.

     TASK Trucking Company ("TASK") provides trucking services to the Company and is owned by a brother-in-law of Messrs. Addington. During 1993, the Company's expense was $19,186,000 for trucking services provided through TASK. The Company believes that the price charged for such trucking services was not greater than the prices generally charged by non-affiliated entities in the area.

     Larry Addington owns a 50% interest in an office building in Owensboro, Kentucky in which the Company leases approximately 7,300 square feet of office space for a rent of $110,015 during 1993 plus utilities. The lease is for a term of five years, expiring in 1996. The annual rental beginning in 1994 will be $117,350 plus utilities. The Company believes that the rental paid is not greater than that charged by non-affiliated entities in the area for similar facilities and is comparable to the rate charged to other tenants in the building, none of whom are related to the Company or Messrs. Addington.

     On February 23, 1993, the U.S. District Court for the District of Montana entered a judgment in a suit by Bill Robinson, Sr.

stating that the defendants Larry Addington, Larry Harrington, Addwest Gold, Inc., Addington Resources, Inc., Addington Holding Company, and Addwest Mining, Inc. are jointly and severally liable to Mr. Robinson for compensatory damages in the amount of $850,000 and that Mr. Robinson is entitled to punitive damages in the amount of $1,000 from Larry Harrington, $6,000,000 from Larry Addington, and $4,500,000 jointly and severally from defendants Addwest Gold, Inc., Addington Resources, Inc., Addington Holding Company, and Addwest Mining, Inc.
A settlement has been reached in which Mr. Robinson will release all parties from all claims. As a result of the settlement, the Company expects to pay Mr. Robinson $3,450,000 by April 15, 1994. The parties are currently in the process of drafting appropriate settlement documentation. Pursuant to indemnification agreements, including an agreement with Larry Addington discussed below, the Company is obligated for the full amount of the settlement, none of which will be covered by insurance. See Item 3. Legal Proceedings and Note 13 to the audited Consolidated Financial Statements.

     With respect to claims against Larry Addington, although the jury specifically rejected a claim by Mr. Robinson that Mr. Addington had committed fraud upon him, the court found that there was sufficient evidence to sustain the finding of liability upon the plaintiff's claim for negligent misrepresentation and the imposition of punitive damages against Larry Addington. The court stated that there was sufficient evidence to support a finding that the alleged negligent misrepresentations made by Larry Addington to the plaintiff were accomplished with actual malicious intent within the meaning of the Montana statute relating to claims for punitive damages.

     Upon a determination by the Board of Directors (Larry Addington abstaining) that Larry Addington did at all times relevant to the litigation act in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the Company, the Company would be obligated to indemnify Mr. Addington against the amount of any final judgment entered against him and any and all expenses incurred by him in connection with the litigation. Because the interests of all the defendants were coincident, no marginal expenses were incurred by Mr. Addington during the trial phase of the litigation. However, Mr. Addington did engage separate counsel on appeal. This indemnification is pursuant to an indemnity agreement entered into with Mr. Addington in August 1988, the form of which was previously approved by the Company's stockholders. The indemnification is also in accordance to Section 145 of the General Corporation Law of the State of Delaware and the Company's Certificate of Incorporation and Bylaws. The Board of Directors, in meetings held on December 18, 1992 and March 29, 1993, at which times it received reports from counsel on the litigation, determined to indemnify Mr. Addington for past and future expenses as well as the trial court judgment.

     Larry Addington had guaranteed the Company's obligations in connection with the assignment of a coal sales contract subsequently transferred in the Pittston Transaction.

     On September 4, 1992, in accordance with the terms of an employment agreement, the Company purchased the Pennsylvania home of William R. Nelson, a Vice President of the Company, for a purchase price of $325,000. The Company sold the home on September 16, 1993. The Company incurred aggregate expenses on the purchase and disposition of Mr. Nelson's home, including a loss on the sale of the home and carrying and disposition costs, of approximately $135,000.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
         -----------------------------------------------------------------

    (a) (1) List of Financial Statements Filed. See accompanying Index to Consolidated Financial Statements and Schedules.

    (a) (2) List of Financial Statement Schedules Filed. See accompanying Index to Consolidated Financial Statements and Schedules.

    (a) (3)    List of Exhibits Filed.

    (3) (A)/1/ Restated Certificate of Incorporation of Registrant

        (B)/1/ Bylaws of Registrant

    (10)(A)/2/ Deed dated June 18, 1985 by and between Martiki Coal Corporation and ARMM Coal, Inc.

    (B)/2/ Deed of Conveyance dated June 7, 1984 by and between Franklin Real Estate Company and ARMM Land Co., Inc.

    (C)/2/ Contract Mining Agreement and Related Agreements dated June 10, 1986 among Addington, Inc., CJC Leasing, Inc., N.O.R. Mining, Inc., Adams Resources & Energy, Inc., and Third National Bank

    (D)/3/ Form of Lease Agreement among Larry Addington and Larry K. Harrington and Addwest Mining, Inc.

    (E)/4/ Employment Agreement between R. Douglas Striebel and the Registrant, as amended

    (F)/5/ Agreement dated as of April 18, 1990, between Indiana-Kentucky Electric Corporation and Addwest Mining Company, Inc.

    (G)        Addington Resources, Inc. Restated Stock Option Plan, as amended.

    (H) Form of Indemnity Agreement between the Registrant and its directors and officers

    (I) Employment Agreement dated as of July 14, 1992, between Addington Environmental, Inc. and William R. Nelson.

    (11) Statement re computation of per share earnings. See page F-33 of the audited Consolidated Financial

               Statements and Schedules filed as part of this report.

    (21)       List of subsidiaries of Registrant

    (23)       Consent of Arthur Andersen & Co.

    (99)(A)/2/ Coal Purchase and Sales Agreement dated September 1, 1984 by and between Fossil Fuels, Inc., Delta Energy Corporation and Consumers Power Company

    (99)(B)/2/ Amended and Restated Contract for Purchase and Sale of Coal dated
               June 27, 1986 by and between Tennessee Valley Authority and Addington, Inc. [Contract No. 86P-65-T4] (See Exhibit (99)(D) and Exhibit (99)(G) pertaining to amendments to Contract No. 86P-65-T4)

    (99)(C)/2/ Contract for Purchase and Sale of Coal dated September 12, 1986 by and between Tennessee Valley Authority and Addwest Mining, Inc. [Contract No. 86P-16-T1] (See Exhibit (99)(E) and Exhibit 99(H) pertaining to amendments to Contract No. 86P-16-T1)

    (99)(D)/6/ Supplemental Agreement to Contract 86P-65-T4 for Purchase and
               Sale of Coal dated May 1989, by and between Tennessee Valley Authority and Addington, Inc.

    (99)(E)/6/ Supplemental Agreement to Contract 86P-16-T1 for Purchase and
               Sale of Coal dated February 1, 1989 by and between Tennessee Valley Authority and Addwest Mining, Inc.

    (99)(F)/6/ Transfer Agreement dated as of April 3, 1989, by and among
               Addwest Mining, Inc. and Addington, Inc. and the Tennessee Valley Authority

    (99)(G)/7/ Supplemental Agreement dated October 23, 1990, to Contract
               86P-16-T4 by and between Addington, Inc. and Tennessee Valley Authority.

    (99)(H)/3/ Supplemental Agreements to Contract 86P-16-T1 for Purchase and
               Sale of Coal dated May 11, 1989 and October 30, 1991 by and between Tennessee Valley Authority and Addwest Mining, Inc.

____________________

               /1/ Incorporated by reference to the Registration Statement on
                   Form S-1 [File No. 33-22164]

               /2/ Incorporated by reference to the Registration Statement on
                   Form S-1 [File No. 33-11918]

               /3/ Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 [File No. 0-16498].

               /4/ Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 [File No. 0-16498].

               /5/ Incorporated by reference to the Registrant's Quarterly
                   Report on Form 10-Q for the quarterly period ended September 30, 1990 [File No. 0-16498].

               /6/ Incorporated by reference to the Registration Statement on
                   Form S-1 [File No. 33-29848]

               /7/ Incorporated by reference to the Registrant's Annual Report
                   Form 10-K for the fiscal year ended December 31, 1990 [File No. 0-16498].


(b)  Reports on Form 8-K.
     -------------------

     During the quarter ended December 31, 1993, the Company filed no Current Reports on Form 8-K.

(c)  Exhibits.
     --------

     The exhibits listed in response to Item 14(a)(3) are filed as a part of this report.

(d)  Financial Statement Schedules.
     -----------------------------

     The financial statement schedules listed in response to Item 14(a)(2) are filed as part of this report.

                           ADDINGTON RESOURCES, INC.

                              TABLE OF CONTENTS TO

                 CONSOLIDATED FINANCIAL STATEMENTS & SCHEDULES


                                                               Page(s)
                                                           ---------------

Report of Independent Public Accountants                   F-2, F-34

Consolidated Balance Sheets as of December 31, 1992
  and 1993                                                 F-3 to F-4

Consolidated Statements of Operations for the years
  ended December 31, 1991, 1992 and 1993                   F-5 to F-6

Consolidated Statements of Changes in Stockholders'
  Equity for the years ended December 31, 1991,
  1992 and 1993                                               F-7

Consolidated Statements of Cash Flows for the years
  ended December 31, 1991, 1992 and 1993                   F-8 to F-9

Notes to Consolidated Financial Statements                 F-10 to F-32

Exhibit 11 - Calculation of Net Income (Loss) Per Share       F-33

Schedules to Consolidated Financial Statements             F-35 to F-39

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders of Addington Resources, Inc.:

We have audited the accompanying consolidated balance sheets of Addington Resources, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1992 and 1993, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Addington Resources, Inc. and subsidiaries as of December 31, 1992 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles.

As explained in Note 1(g) to the financial statements, effective January 1, 1991, the Company changed its method of accounting for income taxes.


                                       /s/ Arthur Andersen & Co.

                                       ARTHUR ANDERSEN & CO.


March 23, 1994
Louisville, Kentucky

                           ADDINGTON RESOURCES, INC.
                          CONSOLIDATED BALANCE SHEETS
                                     ASSETS


                                                                    As of December 31,
                                                              ------------------------------
                                                                  1992              1993
                                                              -------------     ------------

      CURRENT ASSETS:
        Cash and cash equivalents                             $ 32,955,151      $ 13,744,002
        Net assets held for disposal                                     -       141,865,803
        Accounts receivable                                     33,522,592         8,945,515
        Inventories                                             28,059,543        11,803,046
        Prepaid expenses and other                               6,537,615         7,717,738
                                                              ------------      ------------
            Total current assets                               101,074,901       184,076,104
                                                              ------------      ------------

      PROPERTY, PLANT AND EQUIPMENT, at cost                   212,584,934       139,054,751
        Less - Accumulated depreciation                        (47,941,208)      (22,664,255)
                                                              ------------      ------------
                                                               164,643,726       116,390,496
                                                              ------------      ------------

      MINERAL RESERVES, at cost                                 18,263,285         1,703,623
        Less - Accumulated amortization                         (1,441,651)          (18,489)
                                                              ------------      ------------
                                                                16,821,634         1,685,134
                                                              ------------      ------------
      COAL SALES CONTRACTS AND CONTRACT MINING AGREEMENT
        (net of accumulated amortization of $64,255,888 at
        December 31, 1992)                                      33,041,146                 -

      OTHER                                                     23,442,308        13,506,692
                                                              ------------      ------------
            Total assets                                      $339,023,715      $315,658,426
                                                              ============      ============





          The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                           ADDINGTON RESOURCES, INC.
                          CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                  As of December 31,
                                                                              --------------------------
                                                                                  1992          1993
                                                                              ------------  ------------

      CURRENT LIABILITIES:
        Accounts payable                                                      $ 21,864,804  $  5,609,230
        Revolving line of credit                                                22,534,929    23,441,737
        Current portion of long-term debt                                        3,836,223   126,228,033
        Accrued expenses and other                                              12,833,032    13,714,495
        Current portion of deferred income taxes                                 3,431,000     3,666,000
                                                                              ------------  ------------
          Total current liabilities                                             64,499,988   172,659,495
                                                                              ------------  ------------

      NON-CURRENT LIABILITIES:
        Long-term debt, less current portion                                   128,231,537    11,954,354
        Other long-term liabilities                                              1,330,595     2,705,213
        Deferred income taxes                                                    8,150,765     3,406,184
                                                                              ------------  ------------
          Total non-current liabilities                                        137,712,897    18,065,751
                                                                              ------------  ------------

      COMMITMENTS AND CONTINGENCIES - See Note



      STOCKHOLDERS' EQUITY:
        Common stock, $1.00 par value; 30,000,000 shares authorized,
          15,241,378 shares and 15,675,378 shares outstanding at
          December 31, 1992 and 1993, respectively                              15,241,378    15,675,378
        Paid-in capital                                                         77,667,148    81,544,648
        Retained earnings                                                       43,902,304    27,713,154
                                                                              ------------  ------------
          Total stockholders' equity                                           136,810,830   124,933,180
                                                                              ------------  ------------
          Total liabilities and stockholders' equity                          $339,023,715  $315,658,426
                                                                              ============  ============





          The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                           ADDINGTON RESOURCES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                            Years Ended December 31,
                                                                    ------------------------------------------
                                                                        1991          1992           1993
                                                                    ------------   ------------   ------------
REVENUES:
  Mining                                                            $271,808,300   $292,225,151   $358,956,872
  Environmental                                                        1,867,457      7,779,298     24,928,807
  Other                                                                1,579,095      1,470,000        260,847
                                                                    ------------   ------------   ------------
                                                                     275,254,852    301,474,449    384,146,526
                                                                    ------------   ------------   ------------
COSTS AND EXPENSES:
  Cost of operations (including trucking services and
    office rent to related parties of approximately
    $11,762,000, $17,618,000 and $19,296,000 for 1991,
    1992 and 1993, respectively)                                     222,725,658    236,854,459    328,457,377
  Depreciation and amortization                                       29,739,663     25,110,814     29,938,714
  Selling, general and administrative                                 23,409,515     21,274,158     22,302,763
                                                                    ------------   ------------   ------------
                                                                     275,874,836    283,239,431    380,698,854
                                                                    ------------   ------------   ------------
INCOME (LOSS) FROM OPERATIONS                                           (619,984)    18,235,018      3,447,672
                                                                    ------------   ------------   ------------
INTEREST AND OTHER INCOME (EXPENSE):
  Interest expense                                                   (14,446,072)   (13,483,321)   (16,577,434)
  Interest income                                                      2,365,495        791,306        648,643
  Gain on sale of assets                                               1,839,908      4,284,831        630,121
  Gain on sale of subsidiaries                                           500,000     10,544,202              -
  Litigation settlement                                                        -     (5,100,000)    (4,050,000)
  Other, net                                                              35,157      1,052,392     (5,705,152)
                                                                    ------------   ------------   ------------
                                                                      (9,705,512)    (1,910,590)   (25,053,822)
                                                                    ------------   ------------   ------------
  Income (loss) before income tax provisions
    (benefits) and cumulative effect of a change
    in accounting principle                                          (10,325,496)    16,324,428    (21,606,150)
                                                                    ------------   ------------   ------------
INCOME TAX PROVISIONS (BENEFITS)                                      (4,139,000)     5,288,000     (5,417,000)
                                                                    ------------   ------------   ------------
  Income (loss) before cumulative effect of a change
    in accounting principle                                           (6,186,496)    11,036,428    (16,189,150)
  Cumulative effect of a change in accounting for
    income taxes                                                      (3,500,000)             -              -
                                                                    ------------   ------------   ------------
  Net income (loss)                                                 $ (9,686,496)  $ 11,036,428   $(16,189,150)
                                                                    ============   ============   ============


          The accompanying notes to consolidated financial statements are an integral part of these statements.

                           ADDINGTON RESOURCES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Continued)

                                                                              Years Ended December 31,
                                                                        --------------------------------------
                                                                            1991         1992         1993
                                                                        -----------   -----------  -----------
NET INCOME (LOSS) PER SHARE:
  Income (loss) per share before cumulative effect
    of a change in accounting principle                                 $      (.41)  $       .72  $     (1.04)
  Cumulative effect per share of a change in accounting
    for income taxes                                                           (.23)            -            -
                                                                        -----------   -----------  -----------
  Net income (loss) per share                                           $      (.64)  $       .72  $     (1.04)
                                                                        ===========   ===========  ===========

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                              15,232,068    15,240,382   15,562,907
                                                                        ===========   ===========  ===========




          The accompanying notes to consolidated financial statements are an integral part of these statements.

                           ADDINGTON RESOURCES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                           Common Stock
                                               -----------------------------------
                                                        Shares
                                               ----------------------                 Paid-In        Retained
                                               Authorized    Issued       Amount      Capital        Earnings        Total
                                               ----------  ----------  -----------  -----------    ------------   ------------
Balance, December 31, 1990                     30,000,000  15,222,178  $15,222,178  $77,499,148    $ 42,552,372   $135,273,698

  Issuance of common stock upon exercise of
    stock options                                       -      10,000       10,000       87,500               -         97,500

  Net loss                                              -           -            -            -      (9,686,496)    (9,686,496)
                                               ----------  ----------  -----------  -----------    ------------   ------------
Balance, December 31, 1991                     30,000,000  15,232,178   15,232,178   77,586,648      32,865,876    125,684,702

  Issuance of common stock upon exercise of
    stock options                                       -       9,200        9,200       80,500               -         89,700

  Net income                                            -           -            -            -      11,036,428     11,036,428
                                               ----------  ----------  -----------  -----------    ------------   ------------
Balance, December 31, 1992                     30,000,000  15,241,378  $15,241,378  $77,667,148    $ 43,902,304   $136,810,830

  Issuance of common stock upon exercise of
    stock options                                       -     434,000      434,000    3,877,500               -      4,311,500

  Net loss                                              -           -            -            -     (16,189,150)   (16,189,150)
                                               ----------  ----------  -----------  -----------    ------------   ------------
Balance, December 31, 1993                     30,000,000  15,675,378  $15,675,378  $81,544,648    $ 27,713,154   $124,933,180
                                               ==========  ==========  ===========  ===========    ============   ============



          The accompanying notes to consolidated financial statements are an integral part of these statements.

                           ADDINGTON RESOURCES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Note 1)

                                                                                   Years Ended December 31,
                                                                          ------------------------------------------
                                                                              1991           1992           1993
                                                                          ------------   ------------   ------------
      CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income (loss)                                                 $ (9,686,496)  $ 11,036,428   $(16,189,150)
                                                                          ------------   ------------   ------------
        Adjustments to reconcile net income (loss) to net
          cash provided by operating activities:
            Depreciation and amortization, including
              amortization of financing costs                               29,739,663     26,051,833     30,557,962
            Gain on sale of assets                                          (1,839,908)    (4,284,831)      (630,121)
            Asset writedowns                                                 7,152,936              -     19,110,686
            Gain on sale of subsidiaries                                      (500,000)   (10,544,202)             -
        Change in assets and liabilities, net of effects
          from acquisitions and disposals-
            (Increase) decrease in-
              Cash held for disposal                                                 -              -       (103,126)
              Accounts receivable                                           (2,739,388)       744,983    (11,898,541)
              Inventories                                                    5,087,480     (6,583,512)    (6,357,956)
              Prepaid expenses and other                                      (151,255)    (1,393,054)    (5,271,392)
              Other assets                                                     (60,102)    (2,635,707)       560,594
            Increase (decrease) in-
              Accounts payable                                                 (44,712)     1,089,965      5,405,737
              Accrued expenses and other                                     2,025,716       (737,645)    10,706,388
              Deferred income taxes                                          1,715,297      3,072,069     (4,509,581)
              Other liabilities                                                      -      1,330,595      1,374,618
                                                                          ------------   ------------   ------------
                Total adjustments                                           40,385,727      6,110,494     38,945,268
                                                                          ------------   ------------   ------------
                Net cash provided by operating  activities                  30,699,231     17,146,922     22,756,118
                                                                          ------------   ------------   ------------
      CASH FLOWS FROM INVESTING ACTIVITIES:
        Proceeds from sale of assets, net of disposition costs               2,914,040     11,830,975      3,845,503
        Proceeds from sale of subsidiaries, net of disposition costs         1,445,703     39,354,551              -
        (Increase) decrease in-
          Other assets                                                       2,160,429        137,191              -
          Short-term investments                                            10,381,683     15,000,000              -
          Mineral reserves                                                    (977,423)      (707,243)    (6,493,441)
        Additions to property, plant and equipment                         (52,209,427)   (38,182,017)   (44,751,505)
        Acquisition of coal sales contracts                                    (67,828)             -              -
        Acquisition of environmental companies, net of cash acquired          (818,879)    (1,158,051)             -
                                                                          ------------   ------------   ------------
                Net cash provided by (used in) investing activities       $(37,171,702)  $ 26,275,406   $(47,399,443)
                                                                          ------------   ------------   ------------

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                           ADDINGTON RESOURCES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Note 1)
                                  (Continued)

                                                                                   Years Ended December 31,
                                                                          ------------------------------------------
                                                                              1991           1992           1993
                                                                          ------------   ------------   ------------
      CASH FLOWS FROM FINANCING ACTIVITIES:
        Issuance of long-term debt                                        $    343,150   $  2,896,276   $ 10,388,384
        Issuance of common stock                                                97,500         89,700      4,311,500
        Repayments of long-term debt                                       (12,535,880)   (17,227,914)    (7,146,860)
        Financing costs incurred                                              (515,247)       (15,150)      (527,656)
        Borrowings (repayments) on revolving line of credit                 12,088,381      1,484,608     (1,593,192)
                                                                          ------------   ------------   ------------
        Net cash provided by (used in) financing activities                   (522,096)   (12,772,480)     5,432,176
                                                                          ------------   ------------   ------------
        Net increase (decrease) in cash and cash equivalents                (6,994,567)    30,649,848    (19,211,149)

      CASH AND CASH EQUIVALENTS, beginning of year                           9,299,870      2,305,303     32,955,151
                                                                          ------------   ------------   ------------
      CASH AND CASH EQUIVALENTS, end of year                              $  2,305,303   $ 32,955,151   $ 13,744,002
                                                                          ============   ============   ============



          The accompanying notes to consolidated financial statements are an integral part of these statements.

                           ADDINGTON RESOURCES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Summary of Significant Accounting Policies
     ------------------------------------------

     a.   Financial Statement Presentation and Organization-
          -------------------------------------------------

     The accompanying consolidated financial statements as of December 31, 1991, 1992 and 1993 include the accounts of Addington Resources, Inc. (the Company) and its wholly-owned subsidiary, Addington Holding Company, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain 1991 and 1992 amounts have been reclassified to conform to 1993 presentation with no effect on net income (loss).

     b.   Company Environment-
          -------------------

     The mining and environmental industries expose the Company to a number of issues including: the possibility of the termination of sales contracts, fluctuating market conditions, changing governmental regulations, unfavorable mining conditions, loss of key employees and the ability of the Company to control adequate recoverable mineral reserves and obtain the necessary permits for its landfills.

     Most of the Company's revenues have been generated under long-term coal sales contracts with electric utilities located in the eastern United States. Revenues are recognized on coal sales in accordance with the sales agreement, which is usually when the coal is shipped to the customer. Revenues are recognized on environmental sales as services are provided or waste is received in the landfill. The Company grants credit to its customers based on their creditworthiness and generally does not secure collateral for its receivables.

     c.   Inventories-
          -----------

     Inventories are stated at average cost, which approximates first-in, first-out (FIFO) cost, and does not exceed market.

     d.   Depreciation and Amortization-
          -----------------------------

     Property, plant and equipment are stated at cost. Depreciation and amortization are provided using either the straight-line or units produced or consumed methods. The following estimated useful lives are used under the straight-line method:

                                                           Years
                                                           -----
               Mining and other equipment and
                 related facilities                       5 to 40
               Environmental equipment and
                 related facilities                       5 to 40
               Transportation equipment                   3 to 10
               Barge loading facilities                   5 to 25
               Mine development costs                     3 to 15
               Furniture and fixtures                     3 to 10

          Capitalized environmental development costs include landfill related expenditures for land, permitting and preparation costs. Such landfill costs represent costs related to starting up the operation, developing the entire site and constructing the individual cells. Landfill costs are amortized as the relevant permitted airspace is consumed.

          Mineral reserves are amortized using the units-of-production method, based on estimated recoverable reserves.

          Financing costs (included in Other Assets) are being amortized using the straight-line method, over the life of the related debt, which approximates the interest method.

          Intangible assets primarily consist of customer lists and covenants not to compete. These assets are amortized over their estimated useful lives, usually no longer than five years, using the straight-line method.

          The amounts assigned to coal sales contracts are amortized to expense based on tons shipped to the customer.

e.        Advance Royalty Payments (included in Other Assets)-
          ---------------------------------------------------

          The Company is required, under certain royalty lease agreements, to make minimum royalty payments whether or not mining activity is being performed on the leased property. These minimum payments are recoupable once mining begins on the leased property. The Company capitalizes these minimum royalty payments and amortizes them once mining activities begin or expenses them when the Company has ceased mining or has made a decision not to mine on such property.

f.        Restricted Cash (included in Other Assets)-
          ------------------------------------------

          The Company is mining reserves whose ownership is currently being disputed. Royalty payments related to these reserves are being deposited by the Company into an escrow account and will be paid as the disputes are settled.

          The Company also pays amounts into escrow as required under state regulations related to closure and post-closure costs of its landfills.

     As of December 31, 1992 and 1993, total restricted cash was $2,221,000 and $2,348,000, respectively.

g.   Accounting Change-
     -----------------

     Effective January 1, 1991, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, the standard for accounting for income taxes issued by the Financial Accounting Standards Board. The cumulative effect of this accounting change at December 31, 1990 was recorded effective January 1, 1991 and increased net loss by $3,500,000 ($.23 per share).

h.   Net Income (Loss) Per Share-
     ---------------------------

     Net income (loss) per share is based on the weighted average number of common shares and common equivalent shares outstanding, as applicable, during the periods.

i.   Statements of Cash Flows-
     ------------------------

     For purposes of the statements of cash flows, the Company considers investments having maturities of three months or less at the time of purchase to be cash equivalents.

     The cash amounts of interest and income taxes paid by the Company in 1991, 1992 and 1993 are as follows:

                                        1991         1992         1993
                                     -----------  -----------  -----------
     Interest, net of amounts
       capitalized of $4,874,000,
       $4,806,000 and
       $2,111,000                    $14,713,000  $13,556,000  $16,434,000
     Income taxes                        446,000    3,274,000    2,281,000

     For 1993, the statement of cash flows excludes the impact of the reclassification of net assets held for disposal, as such reclassification is non-cash in nature.

     During 1991, 1992 and 1993, the Company acquired certain assets, primarily property, plant and equipment and mineral reserves, by assuming liabilities, primarily notes and other payables, and making cash payments. The non-cash portions of approximately $1,005,000, $1,131,000 and $14,788,000 for the years ended December 31, 1991, 1992 and 1993, respectively, have been excluded from the statements of cash flows.

     During 1992, the Company also disposed of certain assets, primarily property, plant and equipment and mineral reserves, by accepting a note receivable. The non-cash portion of $10,399,000 has been excluded from the 1992 statement of cash flows.

    j.   Reclamation and Closure Cost-
         ----------------------------

         Under current Federal and state surface mine laws, the Company is required to reclaim land where surface mining operations are conducted. Accruals for the estimated cost of restoring the land are provided as mining takes place, based upon engineering estimates of costs.

         The Company also estimates and records its costs associated with closure and post-closure monitoring and maintenance for operating landfills based upon relevant government regulations. Accruals for these closure and post-closure costs are provided as permitted airspace of the landfill is consumed. The Company revises its estimates on a periodic basis.

    k.   Income Taxes-
         ------------

         The provision (benefit) for income taxes is based on income for financial statement purposes. Deferred income taxes, which arise from temporary differences between the period in which certain income and expenses are recognized for financial reporting purposes and the period in which they affect taxable income, are included in the amounts provided for income taxes.

2.  Sale of Certain Coal Subsidiaries
    ---------------------------------

    During September, 1993, the Company entered into an agreement to sell the stock of five of its coal subsidiaries to Pittston Minerals Group, Inc. ("Pittston") for $157 million cash. Before closing, certain property, plant and equipment (the net book value of which was approximately $43 million as of December 31, 1993) was transferred to other subsidiaries of the Company from the subsidiaries to be sold. In addition, the Company retained all of the net working capital (the net value of which was approximately $30 million as of December 31, 1993) of the sold subsidiaries as of the date of closing. In connection with the sale, the Company has provided certain guarantees to Pittston.

    This transaction was completed on January 14, 1994.

    The subsidiaries sold to Pittston include: Addington, Inc. and its wholly-owned subsidiary, Ironton Coal Company; Appalachian Mining, Inc.; Appalachian Land Company; Vandalia Resources, Inc.; and Kanawha Development Corporation. The operations of these subsidiaries are located in Ohio, West Virginia and Kentucky.

    Other terms of the transaction include the Company entering into a coal supply contract with Pittston for the sale of 4,920,000 tons over 3-1/2 years at a base price of $26 per ton. Additionally, the Company will receive a $1 per ton production royalty for coal produced from certain West Virginia properties being sold to Pittston with a minimum royalty of $100,000 per month, a maximum aggregate royalty in any one year of $1.5 million, and a maximum aggregate royalty under the agreement of $3.75 million. The Company will also pay Pittston a royalty of $0.50 per ton of coal produced by two retained highwall mining machines for 3-1/2 years.

    With respect to the $157,000,000 sale price and the net working capital retained by the Company, approximately $2,500,000 was used to pay the Company's closing costs for the transaction, including a $1,000,000 payment to a consultant for the Company and $500,000 to the financial advisors for their services. The Company used approximately $131,725,000 of the proceeds to provide for the early redemption of its 12% Senior Secured Notes due July 1, 1995, including the payment of $4,288,000 as a redemption premium and approximately $2,437,000 in net interest through March 15, 1994 (the redemption date). In addition, the Company used certain of the proceeds to retire all indebtedness outstanding under the Company's revolving line of credit agreement related to its coal operations. The oustanding balance on the line of credit as of January 14, 1994 was $23,442,000. The Company also used approximately $3,800,000 to compensate its employees for extraordinary efforts expended in connection with the consummation of the transaction, including approximately $416,500 in connection with the termination of stock options held by employees who will become employees of Pittston as a result of the transaction.

    As a result of this transaction, the net assets relating to the sales transaction appear as net assets held for disposal in the accompanying December 31, 1993 balance sheet. Additionally, since the $125,000,000 Senior Secured Notes were redeemed in connection with the transaction, they have been classified as a current liability in the accompanying December 31, 1993 balance sheet.

    The Company does not expect to record a loss on this transaction. Accordingly, the Company will record the actual economic impact of the disposal in its 1994 financial statements. However, principally due to the Company's de-emphasis on mining operations, the Company recorded approximately $14,506,000 of asset write-offs in its 1993 financial statements. These write-offs principally relate to its sulfur mine development project ($9,384,000) which has been abandoned. Additionally, the Company has written off approximately $5,122,000 of assets that it has abandoned associated with its environmental projects. These asset write-offs are included in cost of operations in the accompanying 1993 consolidated statement of operations.

    The Company will continue to own and operate four eastern Kentucky mines with estimated annual production capacity of 3,000,000 tons per year.

3.  Stock Option and Stock Grant Plans
    ----------------------------------

    The Company has a non-qualified stock option plan pursuant to which 1,500,000 shares of common stock were reserved for issuance and may be granted to officers, directors, and key employees of the Company and to key independent contractors of the Company in amounts and upon terms and conditions to be determined from time to time by the Company. Stock options generally are exercisable either three years or five years from the date of issuance. The following stock options have been issued, exercised or cancelled as of December 31, 1993:


           OPTIONS ISSUED       OPTIONS EXERCISED     OPTIONS CANCELLED
       ----------------------  --------------------  --------------------
                   EXERCISE               EXERCISE             EXERCISE
YEAR     NUMBER      PRICE     NUMBER      PRICE     NUMBER      PRICE
- ----   ---------  -----------  -------  -----------  ------  ------------

1987     661,000  $   9.75        -     $    -         -     $    -
1988      70,000     11.00        -          -         -          -
1989      77,000     14.75        -          -         -          -
1990       9,000     12.38      56,500      9.75       -          -
1991      27,000      7.50      10,000      9.75     23,000   12.38-14.75
1992     185,000   7.50-9.625    9,200      9.75     6,000       9.75
1993       -           -       434,000   9.75-14.75    -          -
       ---------               -------               ------
TOTAL  1,029,000               509,700               29,000
       =========               =======               ======

As of December 31, 1993, 278,000 shares were exercisable and 500,000 options were available for issue.

In connection with the transaction discussed in Note 2, the Company has determined to terminate all stock options previously granted under its stock option plan to employees who will become employees of Pittston as a result of the transaction. Options for a total of 59,000 shares of the Company's common stock previously granted to 11 employees will be terminated. The Company will compensate each of these employees in the amount of the number of options held by each employee multiplied by the difference between the per share option exercise price and $16. The Company estimates that the total cost for such terminations will be approximately $416,500.

On December 6, 1989, the Company adopted a non-qualified stock grant plan pursuant to which 500,000 shares of common stock were reserved for issuance to employees of the Company, except that officers, directors and owners of more than 10% of the Company's common stock are not eligible to receive stock grants. All stock grants issued to date specify that the recipient of the stock grant must remain employed by the Company for 5 years from the date of grant in order to exercise the grant. As of December 31, 1993, no grants were exercisable and the following stock grants were issued or cancelled:


                          GRANTS   GRANTS
              YEAR        ISSUED   CANCELLED
              ----        -------  ---------

              1989        163,100       -
              1990        217,400     28,500
              1991           -       126,350
              1992           -        32,450
              1993           -        19,300
                          -------    -------
                          380,500    206,600
                          =======    =======

As of December 31, 1993, stock grants for 173,900 shares of common stock were outstanding, with 326,100 available for issue.

    In connection with the transaction discussed in Note 2, the Company has amended the stock grant plan to provide, among other things, that service by an employee with Pittston or an affiliate as a result of the transaction will be counted toward the time of service required under the stock grants and any termination of the employee without cause by Pittston within 120 days of the closing of the transaction shall not result in a cancellation of his stock grant but shall automatically vest his rights in the stock grant. Approximately 256 employees holding stock grants for a total of 92,400 shares of common stock will become employees of Pittston as a result of the transaction.

4.  Environmental Commitments
    -------------------------

    a.  Municipal Agreements-
        --------------------

        In July, 1990, a wholly-owned subsidiary, Ohio County Balefill ("Balefill"), entered into an exclusive 40-year agreement with Ohio County (Kentucky) Fiscal Court to operate the County's landfill. Balefill has been operating the County's landfill since that date.

        In March, 1992, the Company entered into an agreement with Montgomery County, North Carolina concerning the operation of the County's landfill. During July, 1992, the Company began operating the County's landfill under a 20-year contract. Under the terms of the agreement, the Company has agreed to construct a recycling facility and a new contained landfill adjacent to the current operations.

    b.  Green Valley Environmental Corp.-
        --------------------------------

        On September 22, 1992, the Company's subsidiary, Green Valley Environmental Corp. ("Green Valley") and Kentuckians for the Commonwealth ("KFTC") entered into a Settlement Agreement concerning a four-year dispute over Green Valley's landfill in Greenup County, Kentucky. The Settlement Agreement resolves all disputes between Green Valley and KFTC with respect to administrative and judicial actions filed by KFTC and others, including a citizens group known as GROWL. The two co-chairpersons of GROWL also executed the Settlement Agreement, although other individual members did not. Under the Settlement Agreement, Green Valley will install an additional liner to the bottom of the landfill and drill nine new monitoring wells. The new construction is consistent with Kentucky's stringent landfill regulations for landfills intending to operate beyond July 1, 1995. The Settlement Agreement limits the landfill's service area to a 38-county region in Kentucky, Ohio and West Virginia and provides for a full-time inspector. The size of the landfill will be capped at 138 acres or approximately 23 million cubic yards of airspace. The Settlement Agreement also provides that Green Valley will not operate other landfills in Greenup County or the 22,000-acre area contiguous to the landfill. Green Valley will donate three percent of its net profits from operation of the landfill to community cleanup efforts, recycling programs and community environmental education.

5.  Sale of Subsidiaries
    --------------------

    a.  Kanawha Land Company, Inc.-
        --------------------------

        During March, 1992, the Company entered into an agreement with Pittston Coal Sales Corp. ("Pittston") whereby Pittston acquired all of the outstanding stock of one of the Company's subsidiaries, Kanawha Land Company, Inc. ("Kanawha"), for $42.5 million in cash and agreed to purchase certain mining equipment for $17.2 million in cash. The Kanawha assets acquired by Pittston primarily include two long-term coal sales contracts with the Appalachian Power Company and four highwall mining machines. At the date of disposal, the two contracts called for a total of approximately 21 million tons of coal to be delivered over the next 14 years.

        Other terms of the agreement call for Pittston's subsidiaries to purchase up to 1,790,000 tons of coal from one of Addington's mines in West Virginia for a purchase price of $27 per ton through 1994. During October, 1992, the Company modified this agreement, whereby the Company agreed to supply 900,000 tons per year for 1993 and 1994 at prices ranging from $25.50 to $26.00 per ton during 1993. The sales price per ton will escalate during 1994 based on certain producer price indices. The Company also agreed to purchase approximately 2,300,000 tons of low-sulfur compliance coal from one of Pittston's mines in eastern Kentucky through February, 1996 for a purchase price of $25 per ton, with a 3% price escalation per year. The subsidiaries which hold the coal contracts described in this paragraph were included in the sale to Pittston discussed in Note 2. Therefore, after January 14, 1994, the Company has no further committments under the two coal contracts discussed in this paragraph.

        In connection with the sale of Kanawha, the Company increased its reclamation accrual by $5,000,000 for certain West Virginia operations. This increase in the reclamation accrual is a result of the sale of these two long-term contracts which were being supplied by the West Virginia operations that are currently being phased down. This $5,000,000 reclamation provision has been netted against the gain on sale of coal subsidiary in the accompanying 1992 consolidated statement of operations.

    b.  Southern Illinois Mining Company, Inc.-
        --------------------------------------

        During April, 1992, the Company sold all of the outstanding stock of one of its subsidiaries, Southern Illinois Mining Company, Inc. ("SIMC"), to Marion Mining Corporation ("Marion") for $1 million in cash and an approximately $10.4 million promissory note (the "SIMC Note") bearing interest at six percent. The SIMC Note is secured by: (i) a pledge of the capital stock of SIMC; (ii) a Mortgage, a Security Agreement, Assignment of Rents and Profits, and Fixture Financing Statements, all of which encumber coal reserves and related real estate located in Williamson County, Illinois; and (iii) a Security

         Agreement covering certain of the SIMC assets, excluding accounts receivable arising out of the sale of coal to TVA under Contract T-1. At the time of the sale, the assets of SIMC consisted primarily of Contract T-1 with the Tennessee Valley Authority, a deep mine, certain coal reserves and a coal preparation facility. The Company has guaranteed SIMC's performance of Contract T-1.

         On September 15, 1992, the Company filed suit against Marion and SIMC in Boyd County Circuit Court, Boyd County, Kentucky for, among other claims, breach of contract and misrepresentations. The Company claims that SIMC has ceased its mining operations and is not shipping coal under Contract T-1. On September 21, 1992, the Company obtained a temporary restraining order requiring Marion and SIMC to protect and preserve the assets of SIMC for the Company's benefit. On February 1, 1993, both Marion and SIMC filed bankruptcy.

         On November 5, 1993, the Company filed a foreclosure action in state court in Illinois to foreclose the security interest in the real property and personal property of SIMC. SIMC subsequently filed an adversary proceeding against the Company in United States Bankruptcy Court for the Eastern District of Kentucky on January 19, 1994. The Complaint seeks the return of $1,000,000 paid by Marion to the Company as partial consideration for its purchase of the SIMC stock, the return of $378,200 in royalties paid to the Company subsequent to the sale and $500,000 in punitive damages. The Company has filed an answer in which it denied the substantive allegations of the Complaint and asserted various affirmative defenses to the claims.

         Because of the pendency of the adversary proceeding in U.S. Bankruptcy Court, the Company has advised SIMC that it has decided to (i) cease the Illinois Foreclosure Action, (ii) litigate the issues raised by SIMC in the adversary proceeding and (iii) allow the SIMC assets to be sold through the U.S. Bankruptcy Court, with the proceeds of such sale, if any, to be held by the U.S. Bankruptcy Court until it has issued a final order in the adversary proceeding.

         Upon considering the current status of the SIMC proceedings, the Company has determined to record a reserve to the SIMC Note at December 31, 1993 in the amount of $5.8 million (included in other, net in the accompanying 1993 consolidated statement of operations). Such valuation was determined considering the estimated ultimate realizable value from the mineral reserves.

6.  Closure of Western Kentucky Coal Operations
    -------------------------------------------

    During 1991, the Company encountered substantial operating difficulties at its mines in Western Kentucky and, as a result, decided to close its Western Kentucky coal mines. Accordingly, as of December 31, 1991, the Company recorded a pre-tax charge to expense of approximately $9,000,000 to write-off its investment in its remaining Western Kentucky mines and to reserve for future reclamation of these mines.

7.   Debt

As of December 31, 1992 and 1993 the Company's debt consisted of the following:

a.   Revolving Lines of Credit-

     The Company's coal subsidiaries had a revolving line of credit agreement with their bank which provided the coal subsidiaries with short-term borrowings up to a maximum line of credit of $30,000,000, bearing interest at the prime interest rate plus 1/2%. The outstanding balance of this line of credit as of December 31, 1992 and 1993 was approximately $22,535,000 and $23,442,000, respectively. This line of credit was paid off in 1994 in connection with the transaction described in Note 2.

     Subsequent to yearend, the Company's remaining coal subsidiaries entered into a new revolving line of credit agreement with their bank. This new line of credit provides the coal subsidiaries with short-term borrowings, generally equal to 90% of certain accounts receivable plus 50% of certain coal inventory, up to a maximum line of credit of $15,000,000, bearing interest at the prime interest rate. This new $15,000,000 line of credit replaces the Company's former $30,000,000 line of credit. The prime interest rate as of December 31, 1993 was 6.0%.

     During May, 1993, the Company's environmental subsidiaries entered into a new $20 million revolving credit agreement with a bank secured by virtually all of the assets and common stock of all environmental subsidiaries. This line of credit bears interest at 1-1/2% over the bank's base rate or 3-1/2% over the Eurodollar rate. Since principal payments are not required to be made on this line of credit until it expires in June, 1996, the outstanding balance of this line of credit as of December 31, 1993 of $10,000,000 has been classified as long-term debt.

     In connection with these lines of credit, the Company has agreed to certain restrictive covenants which, among others, limit the amount of dividends that the Company can pay, limit its ability to incur additional indebtedness, and require the Company to maintain certain as defined financial ratios.

b.    Long-term Debt-

     As of December 31, 1992 and 1993, long-term debt consisted of the following:

                                                                                                  December 31,
                                                                                         -------------------------------
                                                                                             1992               1993
                                                                                         ------------       ------------
Senior Secured Notes, see note 7c                                                        $125,000,000       $125,000,000
Note payable, revolving line of credit, environmental subsidiaries, see note 7a                     -         10,000,000
Note payable, unsecured, with annual principal payments of $1,553,409, bearing
  interest at the prime interest rate                                                       1,553,409                  -
Note payable, secured by aircraft, with monthly principal and interest payments
  of $33,012, bearing interest at 1/4% below the prime interest rate                        1,426,478          1,170,735
Note payable, unsecured, with quarterly payments of $62,500, bearing interest at 7%           721,103                  -
Industrial revenue bonds, secured by building and equipment, with quarterly principal payments ranging from $5,000 to $38,000, bearing interest at 70% of the prime
  interest rate                                                                               595,000            493,000
Note payable, unsecured, with annual payments of $180,000, non-interest bearing,
  discounted at 7%                                                                            768,171            634,594
Various other notes payable, certain of which are secured by equipment, bearing
  interest from 5% to 12%                                                                   2,003,599            884,058
                                                                                         ------------       ------------
                                                                                         $132,067,760       $138,182,387
Less - current portion                                                                      3,836,223        126,228,033
                                                                                         ------------       ------------
                                                                                         $128,231,537       $ 11,954,354
                                                                                         ============       ============

c.   Senior Secured Notes-

     On July 11, 1988, the Company issued $125,000,000 of 12% Senior Secured Notes (the Notes) that mature on July 1, 1995 and received net proceeds of $120,625,000, which is net of underwriting discounts of $4,375,000. The Notes are secured by a first priority mortgage and security interest in certain real and personal property of the Company with a minimum fair market value of 150% of the outstanding principal amount of the Notes. In connection with the Notes, the Company has agreed to certain restrictive covenants which, among others, limit the amount of dividends that the Company can pay, limit its ability to incur additional indebtedness, require a minimum net equity, limit certain transactions with affiliates, restrict liens on the assets that secure the Notes and place certain restrictions on the Company's ability to receive funds from certain of its subsidiaries. In connection with the transaction dicussed in Note 2, these notes were called for redemption on March 15, 1994. Therefore, the entire $125,000,000 balance of these Senior Secured Notes has been classified as a current liability as of December 31, 1993.

     Principal payments required for long-term debt and senior secured notes after December 31, 1993 are as follows:


                   Year                  Amount
                ----------            ------------

                  1994                $126,228,033
                  1995                     770,088
                  1996                  10,810,365
                  1997                     333,105
                  1998                      12,314
                Thereafter                  28,482
                                      ------------
                     Total            $138,182,387
                                      ============


8.   Property, Plant and Equipment
     -----------------------------

     Property, plant and equipment are recorded at cost. Expenditures for major renewals and betterments are capitalized while expenditures for maintenance and repairs are expensed as incurred.

     Property, plant and equipment are summarized by major classification as follows:

                                                            December 31,
                                                     --------------------------
                                                         1992          1993
                                                     ------------  ------------
     Land                                            $  9,216,691  $  8,987,432
     Mining and other equipment and
       related facilities                             108,391,179    44,428,489
     Environmental equipment and related facilities     9,751,658     8,376,132
     Transportation equipment                           8,304,283     7,758,410
     Barge loading facilities                           7,887,933     2,960,043
     Mine development costs                            25,427,222    13,365,872
     Environmental development costs                   38,902,474    51,990,631
     Furniture and fixtures                               991,343     1,187,742
     Construction in process                            3,712,151        -
                                                     ------------  ------------
                                                     $212,584,934  $139,054,751
                                                     ============  ============

     Included in property, plant and equipment as of December 31, 1992 and 1993 are approximately $33,134,000 and $24,062,000, respectively, related to start-up development projects for which depreciation and amortization have not yet commenced. The Company reviews the realization of these projects on a periodic basis.

 9.   Inventories
      -----------
      As of December 31, 1992 and 1993, inventories consisted of:

                                                  December 31,
                                           --------------------------

                                               1992            1993
                                           -----------    -----------
         Coal                              $25,753,783    $10,222,372
         Supplies and parts                  2,305,760      1,580,674
                                           -----------    -----------
                                           $28,059,543    $11,803,046
                                           ===========    ===========

10.   Accrued Expenses and Other
      --------------------------
      As of December 31, 1992 and 1993, accrued expenses and other consisted of:


                                                  December 31,
                                           ---------------------------
                                             1992            1993
                                           -----------   -------------
         Payroll and employee benefits     $ 3,026,752    $ 2,919,406
         Workers' compensation costs         1,473,697      2,046,749
         Production related taxes            1,316,266      1,679,548
         Reclamation & closure costs         3,971,793      1,217,377
         Deferred gain                       1,766,329              -
         Litigation                                  -      3,450,000
         Other                               1,278,195      2,401,415
                                           -----------    -----------
                                           $12,833,032    $13,714,495
                                           ===========    ===========

11.   Income Taxes
      ------------
      SFAS No. 109--"Accounting for Income Taxes" was issued by the Financial Accounting Standards Board in February, 1992. In conformity with SFAS No. 109 transition rules, the Company elected to adopt the new income tax accounting standard effective January 1, 1991. The cumulative effect at January 1, 1991 (Note 1) of this accounting change was to increase deferred income taxes by $3,500,000. This increase is primarily due to the elimination of the ability to record the benefits of future projected percentage depletion deductions as a reduction to deferred income taxes, as previously allowed by SFAS No. 96. A requirement of SFAS No. 109 is that deferred income tax liabilities or assets at the end of each period will be determined using the tax rate expected to be in effect when taxes are actually paid or recovered. Accordingly, under the new standard, income tax provisions will increase or decrease in the same period in which a change in tax rates is enacted.

      The income tax provision (benefit) for the years ended December 31, 1991, 1992, and 1993 consists of the following:



                                                YEARS ENDED DECEMBER 31,
                                         --------------------------------------
                                             1991          1992         1993
                                         -----------    ----------  -----------
     Federal:
       Currently payable                 $(1,113,000)   $3,439,000  $(1,200,000)
       Deferred                           (3,891,000)      790,000   (4,594,000)
                                         -----------    ----------  -----------
                                          (5,004,000)    4,229,000   (5,794,000)
                                         -----------    ----------  -----------
     State:
       Currently payable                     670,000       915,000      847,000
       Deferred                              195,000       144,000     (470,000)
                                         -----------    ----------  -----------
                                             865,000     1,059,000      377,000
                                         -----------    ----------  -----------
                                         $(4,139,000)   $5,288,000  $(5,417,000)
                                         ===========    ==========  ===========

The following is a reconciliation of the income tax provision (benefit) at the statutory tax rate of 34% to the Company's effective rate for the years ended December 31, 1991, 1992, and 1993.

                                                                YEARS ENDED DECEMBER 31,
                                           ------------------------------------------------------------------
                                                    1991                   1992                  1993
                                           ----------------------   ------------------   ---------------------
                                              Amount      Percent     Amount   Percent      Amount     Percent
                                           -----------    -------   ---------  -------   -----------   -------

    Federal taxes at
      statutory rate                       $(3,511,000)    (34.0)%  $5,550,000    34.0%  $(7,346,000)  (34.0%)
    Statutory depletion in
      excess of cost depletion              (1,280,000)    (12.4)   (1,881,000)  (11.5)   (2,138,000)    (9.9)
    Valuation allowance on utilization
      of minimum tax credits                         -         -             -       -     3,788,000     17.5
    Additional taxes provided                        -         -       825,000     5.0             -        -
    Other                                       81,000        .5        95,000      .6        30,000       .1
    State taxes, net of
      Federal tax benefit                      571,000       5.6       699,000     4.3       249,000      1.2
                                           -----------    -------   ----------    -----  -----------   ------
                                           $(4,139,000)    (40.3)%  $5,288,000    32.4%  $(5,417,000)  (25.1%)
                                           ===========    =======   ==========    =====  ===========   ======

Deferred income taxes arise from recognizing revenue and expense in different years for tax and financial statement purposes. The provision (benefit) for deferred income taxes resulted from the following:


                                                   1991          1992         1993
                                                -----------  -----------   -----------
      Depreciation and asset writedowns         $ 1,443,000  $ 1,966,000   $  (890,000)
      Deferred overburden                           219,000    1,185,000       468,000
      Mine development costs                      1,080,000     (452,000)       54,000
      Start-up costs                             (1,055,000)    (579,000)      (52,000)
      Minimum tax credits                          (806,000)  (3,503,000)    3,788,000
      Mine closing accrual                          340,000         -             -
      Self-insurance reserves                      (296,000)    (230,000)     (150,000)
      Net operating loss carryforwards           (3,704,000)   1,978,000    (5,293,000)
      Deferred revenues                               -         (659,000)      148,000
      Bad debt reserves                               -             -       (1,588,000)
      Litigation reserves                             -             -       (1,013,000)
     Other, net                                    (917,000)   1,228,000      (536,000)
                                                -----------  -----------   -----------
                                                $(3,696,000) $   934,000   $(5,064,000)
                                                ===========  ===========   ===========

     At December 31, 1993, the Company had approximately $24,525,000 of deferred tax assets (net of a valuation allowance of $3,788,000) and $31,597,000 of deferred tax liabilities, resulting in a net deferred tax liability of $7,072,000. At December 31, 1992, the Company had approximately $16,235,000 of deferred tax assets and $27,817,000 of deferred tax liabilities, resulting in a net deferred tax liability of $11,582,000. Included in the Company's 1993 deferred tax assets are regular tax net operating loss carryforwards of approximately $25,800,000 which, if not utilized, will expire in the years 2007 and 2008 and alternative minimum tax credit carryforwards of approximately $8,200,000, which have an unlimited carryforward period. In 1993, the Company recorded a valuation allowance of $3,788,000 against these credits due to realizability concerns.

12.  Commitments and Contingencies
     -----------------------------

     a.   Coal Sales Contracts-
          --------------------

          Subsequent to the transaction discussed in Note 2, the Company has commitments to deliver scheduled base quantities of coal annually to three customers under three coal sales contracts. One contract expires in 1994, one expires in 1997 and one expires in 2000. The contracts call for the Company to supply a minimum of 10.8 million tons over the remaining lives of the contracts at prices which are at or above market. The contracts have sales price adjustment provisions, subject to certain limitations and adjustments, based on changes in specified production costs.

          For additional information concerning coal sales contracts, see Item 1 "Business - Major Coal Sales Contracts" of Form 10-K included herein.

     b.   Leases-
          ------

          The Company has various operating leases for mining and other equipment. Lease expense for the years ending December 31, 1991, 1992 and 1993 was approximately $18,182,000, $22,125,000 and $27,500,000, respectively.

     The Company also leases coal reserves under agreements that call for royalties to be paid as the coal is mined. Total royalty expense for the years ending December 31, 1991, 1992 and 1993 was approximately $17,006,000, $15,399,000 and $21,225,000, respectively. Certain agreements require minimum annual royalties to be paid regardless of the amount of coal mined during the year.

     Approximate future minimum payments after the transaction discussed in Note 2 are as follows:

                           Operating
              Year           Leases    Royalties
              ----        -----------  ----------
              1994         $6,906,000  $2,552,000
              1995          5,149,000   3,000,000
              1996          2,584,000   2,925,000
              1997          1,082,000   1,675,000
              1998            260,000     500,000
           Thereafter          69,000   1,200,000

c.   Legal Matters-
     -------------

     The Company is named as defendant in various actions in the ordinary course of its business. These actions generally involve such matters as property boundaries, mining rights, blasting damage, personal injuries, and royalty payments. The Company believes these proceedings are incidental to its business and are not likely to result in materially adverse judgments.

     The Company is presently involved in a legal dispute with a customer (Consumers Power) regarding the sales price of coal shipped under a coal sales contract and the potential termination of the contract. On May 4, 1989, the Boyd Circuit Court directed the parties to maintain the status quo in their contractual relationship, directed the Company to post a $750,000 bond and directed the parties to provide expedited discovery in the case. On November 9, 1990, the Boyd Circuit Court directed the Company to increase the amount of the bond to be posted from $750,000 to $3,000,000 in light of the additional amounts of coal shipped under the contract from the date of the court's previous order.

     On April 30, 1993, the Boyd Circuit Court entered summary judgment in favor of the Company against Consumers Power that the termination provision of the Company's coal supply contract with Consumers Power had not been appropriately triggered by Consumers Power. Consumers Power has appealed the grant of summary judgment to the Kentucky Court of Appeals. On June 3, 1993, Consumers Power also filed a motion in Boyd Circuit Court to dissolve the May 4, 1989 temporary restraining order that prevents Consumers Power from seeking to terminate the contract pursuant to the contract provision. Although on

         September 1, 1993, the court subsequently dissolved the temporary restraining order and ordered that the Company's $3,000,000 bond could be released, Consumers Power has not terminated the contract in light of the April 30, 1993 summary judgment decision that the termination provision had not been appropriately triggered. By letter dated October 5, 1993, Consumers Power has notified the Company that it is currently prepared to demonstrate its ability to purchase coal from another producer within the parameters of the termination provision. Consumers Power states that it can obtain coal for approximately $24.90 per ton instead of the $34.16 per ton charged during the three months ended September 30, 1993.

         The Company will transfer the contract with Consumers Power to Pittston in the transaction discussed in Note 2. The Company, however, will retain all obligations with respect to any liabilities arising out of the above litigation. While the Company cannot predict the ultimate outcome of the above dispute, it is not anticipated that the outcome will have a materially adverse impact upon the Company's financial position and results of operations.

     d.  Licensing Agreement-
         -------------------

         In June, 1992, the Company entered into a 14-year licensing agreement that permits Joy Technologies, Inc. to manufacture and market a highwall mining system that the Company developed and currently uses in its own mining operations. Under the terms of the agreement, Joy Technologies plans to market the system to mining companies on the basis of a cost per ton of material mined by the system. The Company and Joy Technologies will share revenues from origination fees and from usage fees based on tons of material mined by these other mining companies. During 1993, Joy Technologies, a world-wide manufacturer of mining equipment, manufactured and leased two highwall mining systems to third party coal companies. Such revenues from this agreement during 1993 were approximately $261,000.

13.  Litigation Settlements
     ----------------------

     a.  Addwest Gold-
         ------------

         On November 5, 1992, a U.S. District Court jury returned a verdict against Addington Resources, Inc. and others for approximately $850,000 in compensatory damages and $10,501,000 in punitive damages. Subsequently, the verdict was entered by a judgment of the court. The suit arose out of an alleged bonus payment due to a former employee of Addwest Gold in connection with the January, 1990 sale of Addwest Gold by the Company.

         Subsequent to December 31, 1993, the Company reached a settlement with their former employee whereby all claims were dismissed. As a result of the settlement, the Company expects to pay the former employee $3,450,000 by April 15, 1994. The parties are currently in the process of drafting the appropriate settlement documents. This settlement amount is recorded in the December 31, 1993 financial statements.

     b.  Ohio River Company-
         ------------------

         On August 11, 1992, the Company filed an action for a declaration of rights against the Ohio River Company ("ORCO") and SIMC (Note 5) in the U.S. District Court for the Eastern District of Kentucky at Ashland. The action arises from a dispute between the Company and ORCO concerning a transportation agreement for barge transportation of coal being delivered to TVA pursuant to Contract T-1. In connection with Marion's acquisition of SIMC, the Company assigned its rights and obligations under the transportation agreement to SIMC. SIMC's performance was guaranteed by the Company, and SIMC has apparently defaulted. The Company has asked the court to declare the rights of the parties in regard to the transportation agreement. ORCO has asserted counterclaims against both SIMC and the Company in the action. These counterclaims seek unspecified damages for lost future profits and at least $700,000 in damages from the Company for damages allegedly suffered by ORCO to date.

         During 1993, the Company reached a settlement with ORCO whereby both parties dismissed their claims against each other and agreed to terminate the Company's obligation under the SIMC transportation agreement. As a result, the Company agreed to pay ORCO $600,000 which relates primarily to SIMC's unpaid transportation fees previously guaranteed by the Company. This settlement amount is recorded in the December 31, 1993 financial statements.

     c.  Pyramid Mining-
         --------------

         On October 10, 1990, Pyramid Mining, Inc. and Pyramid Equipment, Inc. ("Pyramid"), subsidiaries of First Mississippi Corporation, filed a complaint alleging a number of charges against the Company and its wholly-owned subsidiary, Addwest Mining, Inc. ("Addington Companies"), among others. Pyramid's complaint sought compensatory and trebled damages against the Addington Companies in an undetermined amount believed to be in excess of $8.9 million. The complaint also sought $20 million in punitive damages and an order for an equitable accounting and constructive trust to recover, among other things, all profits made by Addwest Mining, Inc. through the operation of the Nickle mine and the Jetson mine.

         During April, 1992, the Company reached a settlement with Pyramid whereby both parties dismissed their claims against each other. As a result of the settlement, the Company paid Pyramid $5,100,000.

14.  Major Customers
     ---------------

     Major customers accounted for 35%, 22%, 15% and 11% of total revenues for the year ended December 31, 1991; for 27%, 13% and 12% of total revenues for the year ended December 31, 1992; and for 28%, 12% and 11% of total revenues for the year ended December 31, 1993.

15.  Workers' Compensation and Black Lung
     ------------------------------------

     The operations of the Company are subject to the Federal Coal Mine Health and Safety Act of 1969, as amended, and the related state workers' compensation laws. These laws provide for the payment of benefits to disabled workers and their dependents, including lifetime benefits for pneumoconiosis (black lung).

     The Company has implemented a self-insurance program to cover most of its employees for workers' compensation, including black lung benefits. Certain other employees are covered under state-administered workers' compensation programs.

     Black lung expense is being provided, based upon a recent actuarial study, over the estimated remaining working lives of the miners using accounting methods similar to that of a defined benefit pension plan. Black lung expense consists of normal costs for the current period, amortization (over a ten year period) of the $1,750,000 prior service cost at the date the Company became self-insured, plus interest at 8%. Benefits provided are subject to federal and state laws and, thus, are not under the control of the Company.

     Workers' compensation (including black lung) expense for the years ended December 31, 1991, 1992 and 1993 was approximately $3,379,000, $3,035,000 and $3,755,000, respectively.

16.  Related Party Transactions
     --------------------------

     The Company has dealt with certain companies or individuals which are related parties either by having stockholders in common or because they are controlled by stockholders/officers or by relatives of stockholders/ officers of the Company. The Company recorded various expenses to related parties consisting of approximately $11,627,000, $17,506,000 and $19,186,000 for trucking services for the years ended December 31, 1991, 1992 and 1993, respectively, approximately $110,000, $112,000 and $110,000 for office rent expense for the years ended December 31, 1991, 1992 and 1993, respectively, and approximately $25,000 for certain deep mining consulting services for the year ended December 31, 1991. The Company has also recorded flight fee income from related parties of approximately $3,000, $5,000 and zero for the years ended December 31, 1991, 1992 and 1993, respectively.

     The Company had amounts payable to related parties of approximately $632,000 and $391,000 as of December 31, 1992 and 1993, respectively.

17.  Fair Value of Financial Instruments
     -----------------------------------

     SFAS No. 107, "Disclosures About Fair Value of Financial Instruments", requires the Company to disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions are set forth below for the Company's financial instruments.

     The carrying amount of cash equivalents approximates fair value because of the short maturity of cash equivalents. The long-term investment represents a less than 10% interest in a non-public company and fair value is estimated based on recent issue prices. The fair value of long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The 12% Notes ($125 million carrying amount) are valued at a premium due to the relatively high interest rate.


                                     Carrying        Fair
                                      Amount        Value
                                  ------------  ------------
     Cash and cash equivalents    $ 13,744,000  $ 13,744,000
     Long-term investment            1,020,000     1,020,000
     Long-term debt                 13,182,000    13,182,000
     Senior secured notes          125,000,000   129,288,000

     The fair value estimates are made at discrete points in time based on relevant market information and information about the financial instruments. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision.

18.  Acquisitions
     ------------

     a.  NERCO Properties-
         ----------------

         On February 4, 1993, in accordance with the terms of an Acquisition Agreement dated January 29, 1993 between coal subsidiaries of the Company and NERCO Coal Corp. ("NERCO"), the Company acquired the majority of NERCO's West Virginia mining operations, primarily consisting of inventories, property, plant, equipment, coal sales contracts and the assumption of certain reclamation liabilities, as well as the rights to approximately 80 million tons of coal reserves. The majority of these reserves are considered low sulfur coal.

         As partial consideration for the acquisition, the Company issued to NERCO a promissory note (the "Note") for payment on April 1, 1993 of $3 million plus interest at the prime rate, as defined, plus 1% per annum from the date of closing. The Company will also pay NERCO an overriding royalty payment of $0.75 per ton of coal mined until a total of $9.5 million has been paid, with a minimum annual overriding royalty payment of $750,000. The Company also is assuming certain existing royalty obligations to previous owners with respect to the coal reserves acquired, including both production royalties and a minimum annual royalty payment of $1,625,000 for the next 17 years. In the event of certain defaults, all minimum annual royalty payments to NERCO and the previous owners may be accelerated. The assets acquired by the Company secure payment of the Note and the mining royalties in an amount not to exceed the unpaid principal and interest on the Note plus $5.5 million.

         Unaudited pro forma information for the year ended December 31, 1992 and 1993 has been provided below to reflect the impact on the Company's historical operations as if the acquisition had occurred on January 1, 1992. The unaudited pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the acquisition occurred during the periods presented or of the future results of operations.

                                                      Pro Forma
                                        (in thousands, except per share data)
                                              Year Ending December 31,
                                                1992           1993
                                              --------       --------
             Revenue                          $381,276       $387,977
             Income from operations             18,396          3,745
             Net income (loss)                  11,145        (15,989)
             Net income (loss) per share           .73          (1.03)
             Weighted average shares
               outstanding                      15,240         15,563

     b.  West Virginia Coal Reserves-
         ---------------------------

         On August 13, 1993, Kanawha Development Corporation (KDC), a newly established coal-related subsidiary of Addington, entered into various agreements, the purpose being to acquire, among other items, a sublease interest in approximately 30 million tons of coal reserves in southern West Virginia.

         Consideration for this acquisition includes the following: (a) KDC paid $2.5 million in recoupable advance royalties to the sublessor; (b) KDC paid $900,000 for related engineering data, permits and mine development; (c) a royalty of 4% of sales value on tonnage mined and sold will be paid to the sublessor with a minimum annual royalty of $1.0 million per year due for ten years; (d) KDC will pay to the former owner of the sublease an overriding royalty of $0.50 per ton for all tons mined and sold; and (3) KDC will assume certain obligations under the sublease agreement.

         The Company has guaranteed the performance of KDC under the sublease terms. In the event KDC is sold by the Company, the new owner of KDC becomes the guarantor of performance under the sublease terms.

     Both of the acquisitions discussed in this note were included in the transaction discussed in Note 2.

19.  Segment Information
     -------------------

     The Company considers its major business segments to be mining (including coal, gold, silver, sulfur and limestone) and environmental (including sanitary landfills and waste collection, recycling and disposal). Included in the segment "Other" for 1992 and 1993 is the Company's technology licensing activities (Note 12d) as well as citrus operations currently in the development stage. In prior years, "other" included highway construction activities.

Information about the Company's operations for each segment are as follows (in thousands of dollars):

Year Ended December 31:             1991       1992        1993
                                  --------   --------    --------
Revenues:
  Mining                          $271,808   $292,225    $358,957
  Environmental                      1,868      7,779      24,929
  Other                              1,579      1,470         261
                                  --------   --------    --------
                                  $275,255   $301,474    $384,147
                                  ========   ========    ========
Income (loss) from operations:
  Mining                          $  1,278   $ 18,300    $  7,346 (1)
  Environmental                       (496)     1,620      (1,400)(2)
  Other                                601      1,410         261
                                  --------   --------    --------
                                     1,383     21,330       6,207
  General corporate expenses        (2,003)    (3,095)     (2,759)
                                  --------   --------    --------
                                  $   (620)  $ 18,235    $  3,448
                                  ========   ========    ========
Depreciation and amortization:
  Mining                          $ 28,555   $ 23,893    $ 26,726
  Environmental                        329        832       2,728
  Other                                  -          -           -
                                  --------   --------    --------
                                    28,884     24,725      29,454
General corporate depreciation
  and amortization                     856        386         485
                                  --------   --------    --------
                                  $ 29,740   $ 25,111    $ 29,939
                                  ========   ========    ========
Capital expenditures:
  Mining                          $ 44,696   $ 17,584    $ 28,511
  Environmental                      9,644     18,942      18,271
  Other                              1,314      1,412       2,595
                                  --------   --------    --------
                                  $ 55,654   $ 37,938    $ 49,377
                                  ========   ========    ========
As of December 31:
Identifiable assets:
  Mining                          $270,141   $235,430    $225,138
  Environmental                     34,952     58,938      65,887
  Other                              6,374      8,983      10,508
                                  --------   --------    --------
                                   311,467    303,351     301,533
  General corporate assets          20,949     35,673      14,125
                                  --------   --------    --------
Total assets                      $332,416   $339,024    $315,658
                                  ========   ========    ========

(1) Includes asset writedown related to sulfur project ($9,384,000 - See
    Note 2).

(2) Includes asset writedown related to certain abandoned assets
    ($5,122,000 - see Note 2).

     Revenues by industry segment are comprised of sales to unaffiliated customers; there are no intersegment sales.

     Identifiable assets by industry segment are those assets that are used in the Company's operations in each industry. General corporate assets consist of cash and cash equivalents, short-term investments and deferred financing costs.

20. Quarterly Financial Data (unaudited - in thousands of dollars except per share amounts)

                                        First      Second     Third       Fourth
1992                                   Quarter     Quarter    Quarter     Quarter         Year
- ----                                   -------     -------    --------    --------      --------
Net revenues                           $66,922     $74,620    $ 77,787    $ 82,145      $301,474
                                       -------     -------    --------    --------      --------
Income from operations                   2,160       5,670       5,247       5,158        18,235
                                       -------     -------    --------    --------      --------
Net income                             $ 3,608     $ 2,000    $  3,556    $  1,872      $ 11,036
                                       =======     =======    ========    ========      ========

Net income per share (1)               $.24        $.13       $.23        $.12          $.72
                                       ====        ====       ====        ====          ====
1993
- ----

Net revenues                           $82,592     $92,098    $101,549    $107,908      $384,147
                                       -------     -------    --------    --------      --------
Income (loss) from
  operations                             1,228       3,401       7,631      (8,812)(2)     3,448(2)
                                       -------     -------    --------    --------      --------
Net income (loss)                      $(1,707)    $    (8)   $  2,491    $(16,965)     $(16,189)
                                       =======     =======    ========    ========      ========
Net income (loss)
  per share (1)                        $(.11)      $ -        $.16        $(1.09)       $(1.04)
                                       =====       ====       ====        ======        ======

(1) Quarters may not add to annual net income per share due to changes in shares outstanding.

(2) Includes asset writedowns related to abandoned sulfur project
    ($9,384,000) and environmental projects ($5,122,000), as described in
    Note 2.

                                                                      Exhibit 11

                           ADDINGTON RESOURCES, INC.
                   CALCULATION OF NET INCOME (LOSS) PER SHARE

                                                                            Years Ended December 31,
                                                                 --------------------------------------------
                                                                     1991             1992           1993
                                                                 -----------      -----------    ------------
Income (loss) before cumulative effect of a change
  in accounting principle                                        $(6,186,496)     $11,036,428    $(16,189,150)

Cumulative effect of a change in accounting for income taxes      (3,500,000)               -               -
                                                                 -----------      -----------    ------------
Primary net income (loss)                                        $(9,686,496)     $11,036,428    $(16,189,150)
                                                                 ===========      ===========    ============

Average shares of stock outstanding                               15,232,068       15,240,382      15,562,907
                                                                 ===========      ===========    ============
Primary net income (loss) per share before cumulative effect
  of a change in accounting principle                                  $(.41)            $.72          $(1.04)

Cumulative effect of a change in accounting for income taxes            (.23)               -               -
                                                                 -----------      -----------    ------------

Primary net income (loss) per share                                    $(.64)            $.72          $(1.04)
                                                                 ===========      ===========    ============

NOTE: The dilutive effect of the Company's common stock equivalents (grants and shares under option) for the primary net income per share calculation was insignificant for 1991, 1992 and 1993.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Stockholders of Addington Resources, Inc.:

We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of Addington Resources, Inc. and subsidiaries included in this Form 10-K and have issued our report thereon dated March 23, 1994. Our report on the consolidated financial statements includes an explanatory paragraph with respect to the change in the method of accounting for income taxes effective January 1, 1991, as discussed in Note 1(g) to the consolidated financial statements. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in the table of contents (page F-1) are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                             /s/ Arthur Andersen & Co.

                             ARTHUR ANDERSEN & CO.



March 23, 1994
Louisville, Kentucky

                           ADDINGTON RESOURCES, INC.
                                   SCHEDULE V
                         PROPERTY, PLANT AND EQUIPMENT

                                           Balance at                                                      Balance
                                          Beginning    Additions                                          at End
                                           of Year       at Cost     Retirements        Other             of Year
                                         ------------  -----------  -------------    ------------       ------------
Classification
- --------------
YEAR ENDED DECEMBER 31, 1991
  Land                                   $  8,258,078  $ 1,369,014  $   (150,150)    $          -       $  9,476,942
  Mining and other equipment and
    related facilities                     81,216,717   26,280,077    (3,632,738)               -        103,864,056
  Environmental equipment and related
    facilities                              5,366,741    2,391,265        (4,321)               -          7,753,685
  Transportation equipment                  7,967,338      166,093      (790,247)               -          7,343,184
  Barge loading facilities                  5,767,082    3,333,067    (1,242,347)               -          7,857,802
  Mine development costs                   17,850,082   15,171,284    (6,424,295)               -         26,597,071
  Environmental development costs          16,948,526    6,875,950       (55,849)               -         23,768,627
  Furniture and fixtures                      745,240       67,099       (20,348)               -            791,991
  Construction in process                   5,714,962            -    (1,061,633)               -          4,653,329
                                         ------------  -----------  ------------     ------------       ------------
                                         $149,834,766  $55,653,849  $(13,381,928)    $          -       $192,106,687
                                         ============  ===========  ============     ============       ============
YEAR ENDED DECEMBER 31, 1992
  Land                                   $  9,476,942  $   544,922  $   (805,173)    $          -       $  9,216,691
  Mining and other equipment and
    related facilities                    103,864,056   12,066,214    (7,539,091)               -        108,391,179
  Environmental equipment and related
    facilities                              7,753,685    1,997,973             -                -          9,751,658
  Transportation equipment                  7,343,184    1,096,319      (135,220)               -          8,304,283
  Barge loading facilities                  7,857,802       32,494        (2,363)               -          7,887,933
  Mine development costs                   26,597,071    6,843,184    (8,013,033)               -         25,427,222
  Environmental development costs          23,768,627   15,133,847             -                -         38,902,474
  Furniture and fixtures                      791,991      222,768       (23,416)               -            991,343
  Construction in process                   4,653,329            -      (941,178)               -          3,712,151
                                         ------------  -----------  ------------     ------------       ------------
                                         $192,106,687  $37,937,721  $(17,459,474)    $          -       $212,584,934
                                         ============  ===========  ============     ============       ============
YEAR ENDED DECEMBER 31, 1993
  Land                                   $  9,216,691  $ 1,473,823  $          -     $ (1,703,082)      $  8,987,432
  Mining and other equipment and
    related facilities                    108,391,179   19,369,805   (12,165,484)     (71,167,011)        44,428,489
  Environmental equipment and related
    facilities                              9,751,658    2,627,108    (4,002,634)               -          8,376,132
  Transportation equipment                  8,304,283      777,891       (33,049)      (1,290,715)         7,758,410
  Barge loading facilities                  7,887,933    1,716,120       (53,538)      (6,590,472)         2,960,043
  Mine development costs                   25,427,222    7,104,735    (7,901,375)     (11,264,710)        13,365,872
  Environmental development costs          38,902,474   16,053,226    (2,965,069)               -         51,990,631
  Furniture and fixtures                      991,343      253,914       (19,216)         (38,299)         1,187,742
  Construction in process                   3,712,151            -    (3,712,151)               -                  -
                                         ------------  -----------  ------------     ------------       ------------
                                         $212,584,934  $49,376,622  $(30,852,516)    $(92,054,289)(1)   $139,054,751
                                         ============  ===========  ============     ============       ============

(1) Represents reclassification of property, plant and equipment to net assets held for disposal.

                           ADDINGTON RESOURCES, INC.
                                  SCHEDULE VI
                           ACCUMULATED DEPRECIATION

                                                          Additions
                                            Balance at    Charged to                                        Balance
                                            Beginning      Cost and                                          at End
                                             of Year       Expenses      Retirements        Other            of Year
                                           -----------    -----------    ------------    ------------      -----------
Classification
- --------------
YEAR ENDED DECEMBER 31, 1991

  Mining and other equipment and
    related facilities                     $24,443,558    $ 9,975,227    $ (3,100,765)   $     -           $31,318,020
  Environmental equipment and related
    facilities                                  90,245        166,443            (272)        151,018(1)       407,434
  Transportation equipment                   2,561,643        749,686        (301,190)         -             3,010,139
  Barge loading facilities                   1,997,997        531,063        (817,188)         -             1,711,872
  Mine development costs                       463,731        365,045          -               -               828,776
  Furniture and fixtures                       286,912         95,762          (7,238)         -               375,436
                                           -----------    -----------    ------------    ------------      -----------
                                           $29,844,086    $11,883,226    $ (4,226,653)   $    151,018      $37,651,677
                                           ===========    ===========    ============    ============      ===========
YEAR ENDED DECEMBER 31, 1992

  Mining and other equipment and
    related facilities                     $31,318,020    $10,023,050    $ (2,103,911)   $     -           $39,237,159
  Environmental equipment and related
    facilities                                 407,434        428,014          -              219,994(1)     1,055,442
  Transportation equipment                   3,010,139        988,089        (103,706)         -             3,894,522
  Barge loading facilities                   1,711,872        515,373          (1,214)         -             2,226,031
  Mine development costs                       828,776        361,330        (198,635)         -               991,471
  Environmental development costs               -              73,395          -               -                73,395
  Furniture and fixtures                       375,436         92,799          (5,047)         -               463,188
                                           -----------    -----------    ------------    ------------      -----------
                                           $37,651,677    $12,482,050    $ (2,412,513)   $    219,994      $47,941,208
                                           ===========    ===========    ============    ============      ===========
YEAR ENDED DECEMBER 31, 1993

  Mining and other equipment and
    related facilities                     $39,237,159    $10,396,676    $ (9,835,290)   $(26,108,371)     $13,690,174
  Environmental equipment and related
    facilities                               1,055,442      1,141,876        (364,966)         -             1,832,352
  Transportation equipment                   3,894,522      1,083,815         (70,830)       (664,955)       4,242,552
  Barge loading facilities                   2,226,031        865,794         (32,560)     (2,182,229)         877,036
  Mine development costs                       991,471        403,377          -           (1,394,848)          -
  Environmental development costs               73,395      1,400,970          -               -             1,474,365
  Furniture and fixtures                       463,188        114,703         (11,735)        (18,380)         547,776
                                           -----------    -----------    ------------    ------------      -----------
                                           $47,941,208    $15,407,211    $(10,315,381)   $(30,368,783)(2)  $22,664,255
                                           ===========    ===========    ============    ============      ===========

(1) Additions to accumulated depreciation that have been capitalized as environmental development costs

(2) Represents reclassification of accumulated depreciation to net assets held for disposal.

                           ADDINGTON RESOURCES, INC.
                                 SCHEDULE VIII
                       VALUATION AND QUALIFYING ACCOUNTS


                                                                           Additions
                                                               ---------------------------------
                                               Balance at         Charged to        Charged to                   Balance at
       Description                         Beginning of Year   Costs & Expenses   Other Accounts   Deductions    End of Year
       -----------                         -----------------   ----------------   --------------   -----------   -----------
YEAR ENDED DECEMBER 31, 1991-

  None                                             -                                                                 -

YEAR ENDED DECEMBER 31, 1992-

  None                                             -                                                                 -

YEAR ENDED DECEMBER 31, 1993-

  Reserve for assets in bankruptcy
    proceedings (see Note 5 to the
    consolidated financial statements)         $   -              $5,767,000       $   -           $   -         $5,767,000

                           ADDINGTON RESOURCES, INC.
                                  SCHEDULE IX
                             SHORT-TERM BORROWINGS

                                                                                                Weighted
                                                                                                Average
                                                       Weighted      Maximum       Average      Interest
                                          Balance       Average    Outstanding   Outstanding     Rate
                                         at End of     Interest    During the    During the    During the
                                           Period        Rate        Period      Period (1)    Period (2)
                                        -----------  -----------   -----------   -----------  -----------
Notes Payable to Banks:

Year ended December 31, 1991            $21,050,321     7.50%      $21,050,321   $16,530,800     8.67%

Year ended December 31, 1992            $22,534,929     6.50%      $22,534,929   $21,972,472     6.72%

Year ended December 31, 1993            $23,441,737     6.50%      $24,534,351   $23,072,775     6.29%


(1) The average amount outstanding during the period was computed by dividing the total of the quarter-end outstanding principal balances by five.

(2) The weighted average interest rate during the period was computed by dividing the interest expense by the average principal amount outstanding during the period.

                           ADDINGTON RESOURCES, INC.
                                   SCHEDULE X
                   SUPPLEMENTARY INCOME STATEMENT INFORMATION

                                                   Charged to Costs and Expenses
                                                      Years Ended December 31,
                                            ---------------------------------------------
Item                                           1991             1992             1993
- ----                                        -----------      -----------      -----------
Repair and maintenance                      $23,810,000      $32,227,000      $38,541,000
Depreciation and amortization                29,740,000       25,111,000       29,939,000
Royalties                                    17,006,000       15,399,000       21,225,000
Severance taxes                               6,197,000        5,378,000        7,704,000
Reclamation taxes                             6,398,000        6,211,000        8,670,000


Note: Amounts for advertising costs are not presented, as such amounts are less than 1% of total sales and revenues.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    ADDINGTON RESOURCES, INC.


Date: March 29, 1994                By  /s/ Larry Addington
                                      ---------------------
                                      Larry Addington, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                           Title                   Date
- ---------                           -----                   ----

/s/ Larry Addington      President and Chairman         March 29, 1994
- ------------------------ of the Board of Directors
Larry Addington          (Chief Executive Officer)


/s/ R. Douglas Striebel  Vice President and Chief       March 29, 1994
- ------------------------ Financial Officer (Chief
R. Douglas Striebel      Financial Officer) (Chief
                         Accounting Officer)


/s/ Robert Addington     Director                       March 29, 1994
- ------------------------
Robert Addington


/s/ Bruce Addington      Director                       March 29, 1994
- -----------------------
Bruce Addington


/s/ Carl R. Whitehouse   Director                       March 29, 1994
- ------------------------
Carl R. Whitehouse


/s/ Jack C. Fisher       Director                       March 29, 1994
- ------------------------
Jack C. Fisher

                               INDEX TO EXHIBITS



Exhibit Number                            Exhibit
- --------------                            -------


    (3)(A)/1/      Restated Certificate of Incorporation of Registrant

    (B)/1/         Bylaws of Registrant

    (10)(A)/2/ Deed dated June 18, 1985 by and between Martiki Coal Corporation and ARMM Coal, Inc.

    (B)/2/ Deed of Conveyance dated June 7, 1984 by and between Franklin Real Estate Company and ARMM Land Co., Inc.

    (C)/2/ Contract Mining Agreement and Related Agreements dated June 10, 1986 among Addington, Inc., CJC Leasing, Inc., N.O.R. Mining, Inc., Adams Resources & Energy, Inc., and Third National Bank

    (D)/3/         Form of Lease Agreement among Larry Addington and Larry K.
                   Harrington and Addwest Mining, Inc.

    (E)/4/ Employment Agreement between R. Douglas Striebel and the Registrant, as amended

    (F)/5/ Agreement dated as of April 18, 1990, between Indiana-Kentucky Electric Corporation and Addwest Mining Company, Inc.

    (G) Addington Resources, Inc. Restated Stock Option Plan, as amended.

    (H) Form of Indemnity Agreement between the Registrant and its directors and officers

    (I) Employment Agreement dated as of July 14, 1992, between Addington Environmental, Inc. and William R. Nelson

    (11)           Statement re computation of per share earnings.
                   See page F-33 of
                   the audited Consolidated Financial Statements and Schedules filed as part of this report.

    (21)           List of subsidiaries of Registrant

    (23)           Consent of Arthur Andersen & Co.

    (99)(A)/2/ Coal Purchase and Sales Agreement dated September 1, 1984 by and between Fossil Fuels, Inc., Delta Energy Corporation and Consumers Power Company

    (99)(B)/2/ Amended and Restated Contract for Purchase and Sale of Coal dated June 27, 1986 by and between Tennessee Valley
                   Authority and Addington, Inc. [Contract No. 86P-65-T4] (See Exhibit (99)(D) and Exhibit 99(G) pertaining to amendments to Contract No. 86P-65-T4)

    (99)(C)/2/ Contract for Purchase and Sale of Coal dated September 12, 1986 by and between Tennessee Valley Authority and Addwest Mining, Inc. [Contract No. 86P-16-T1] (See Exhibit 99(E) and
                   Exhibit 99(H) pertaining to amendments to Contract No. 86P-16=T1)

    (99)(D)/6/ Supplemental Agreement to Contract 86P-65-T4 for Purchase and Sale of Coal dated May 1989, by and between Tennessee Valley Authority and Addington, Inc.

    (99)(E)/6/ Supplemental Agreement to Contract 86P-16-T1 for Purchase and Sale of Coal dated February 1, 1989 by and between Tennessee Valley Authority and Addwest Mining, Inc.

    (99)(F)/6/ Transfer Agreement dated as of April 3, 1989, by and among Addwest Mining, Inc. and Addington, Inc. and the Tennessee Valley Authority

    (99)(G)/7/ Supplemental Agreement dated October 23, 1990, to Contract 86P-16-T4 by and between Addington, Inc. and Tennessee Valley Authority.

    (99)(H)/3/ Supplemental Agreements to Contract 86P-16-T1 for Purchase and Sale of Coal dated May 11, 1989 and October 30, 1991 by and between Tennessee Valley Authority and Addwest Mining, Inc.
____________________
   /1/Incorporated by reference to the Registration Statement on Form S-1 [File No. 33-22164]

   /2/Incorporated by reference to the Registration Statement on Form S-1 [File No. 33-11918]

   /3/Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 [File No. 0-16498].

   /4/Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 [File No. 0-16498].

   /5/Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1990 [File No. 0-16498].

   /6/Incorporated by reference to the Registration Statement on Form S-1 [File No. 33-29848]

   /7/Incorporated by reference to the Registrant's Annual Report Form 10-K for the fiscal year ended December 31, 1990 [File No. 0-16498].