Form 10-Q
period 1994-03-31
ADDINGTON RESOURCES INC
filed 1994-05-13
CIK 810665

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-Q
                Quarterly Report Under Section 13 or 15 (d) of
                      The Securities Exchange Act of 1934

 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
- - ----
    ACT OF 1934

For the quarterly period ended            March 31, 1994
                              -------------------------------------------------
    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - ----
    EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    -------------------------

                         Commission file number 0-16498
                                                -------

                           ADDINGTON RESOURCES, INC.

- - -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                        61-1125039

- - -------------------------------------------------------------------------------
  (State or other jurisdiction                      (IRS Employer ID Number)
of incorporation or organization)

                              1500 N. Big Run Road
                               Ashland, KY  41102

- - -------------------------------------------------------------------------------

Registrant's telephone number,
    including area code                                   (606) 928-3433
                                                          --------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.               Yes  x    No
                                                           -----    -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

     Class - Common stock, $1.00 Par Value
     -----

     Outstanding at May 10, 1994 - 15,704,178 shares
     ---------------------------

                   ADDINGTON RESOURCES, INC. AND SUBSIDIARIES
                   ------------------------------------------

                                     INDEX
                                     -----

                                                                      Page No.
                                                                      --------

PART I.  Financial Information

         ITEM 1.  Financial Statements

                  Balance Sheets as of March 31, 1994
                    (Unaudited) and December 31, 1993                   3-4

                  Statements of Operations (Unaudited)
                    Three Months Ended March 31, 1994
                    and 1993                                             5

                  Statements of Cash Flows (Unaudited)
                    Three Months Ended March 31, 1994
                    and 1993                                            6-8

                  Notes to Financial Statements
                    (Unaudited)                                         9-12

         ITEM 2.  Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operations                                      13-20


PART II.  Other Information                                            21-22

SIGNATURES                                                              23

ITEM 1
                   ADDINGTON RESOURCES, INC. AND SUBSIDIARIES
                   ------------------------------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                                     ASSETS
                                     ------

                                                  March 31,                   December 31,
                                                    1994                          1993
                                                ------------                  ------------
                                                 (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                     $ 26,025,608                  $ 13,744,002
  Short term investments                           5,000,000                        -
  Net assets held for disposal                        -                        141,865,803
  Accounts receivable                             24,127,158                     8,945,515
  Inventories                                      8,623,926                    11,803,046
  Prepaid expenses and other                       5,710,212                     7,717,738
                                                ------------                  ------------
     Total current assets                         69,486,904                   184,076,104
                                                ------------                  ------------

PROPERTY, PLANT AND EQUIPMENT, at cost           146,494,953                   139,054,751
  Less - Accumulated depreciation                (24,141,259)                  (22,664,255)
                                                ------------                  ------------
                                                 122,353,694                   116,390,496
                                                ------------                  ------------

MINERAL RESERVES, at cost                          1,703,623                     1,703,623
  Less - Accumulated amortization                    (18,489)                      (18,489)
                                                ------------                  ------------
                                                   1,685,134                     1,685,134
                                                ------------                  ------------

OTHER ASSETS                                      14,292,617                    13,506,692
                                                ------------                  ------------
     Total assets                               $207,818,349                  $315,658,426
                                                ============                  ============

                   ADDINGTON RESOURCES, INC. AND SUBSIDIARIES
                   ------------------------------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                        March 31,                  December 31,
                                                          1994                         1993
                                                      ------------                 ------------
                                                       (Unaudited)
CURRENT LIABILITIES:
  Accounts payable                                    $ 12,732,512                 $  5,609,230
  Revolving line of credit                               1,500,000                   23,441,737
  Current portion of long-term debt                      1,294,057                  126,228,033
  Accrued expenses and other                            18,030,307                   13,714,495
  Current portion of deferred income taxes               3,802,331                    3,666,000
                                                      ------------                 ------------
    Total current liabilities                           37,359,207                  172,659,495
                                                      ------------                 ------------

LONG-TERM DEBT, less current portion                    17,293,644                   11,954,354
                                                      ------------                 ------------

OTHER LONG-TERM LIABILITIES                             21,490,048                    2,705,213
                                                      ------------                 ------------

DEFERRED INCOME TAXES                                    3,532,853                    3,406,184
                                                      ------------                 ------------

COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY:
  Common stock, $1.00 par value; 30,000,000
    shares authorized, 15,704,178 and
    15,675,378 shares outstanding at March 31,
    1994 and December 31, 1993, respectively            15,704,178                   15,675,378
  Paid-in capital                                       81,856,648                   81,544,648
  Retained earnings                                     30,581,771                   27,713,154
                                                      ------------                 ------------
    Total stockholders' equity                         128,142,597                  124,933,180
                                                      ------------                 ------------
    Total liabilities and stockholders' equity        $207,818,349                 $315,658,426
                                                      ============                 ============

                   ADDINGTON RESOURCES, INC. AND SUBSIDIARIES
                   ------------------------------------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                                  (Unaudited)

                                                   THREE MONTHS ENDED
                                                -------------------------
                                                 March 31,     March 31,
                                                   1994          1993
                                                -----------   -----------
REVENUES:
  Mining                                        $32,318,978   $77,712,883
  Environmental                                   6,851,215     4,879,534
  Other                                             428,447        -
                                                -----------   -----------
                                                 39,598,640    82,592,417
                                                -----------   -----------
COSTS AND EXPENSES:
  Cost of operations                             31,799,149    68,711,094
  Depreciation and amortization                   1,543,556     6,981,419
  Selling, general and administrative             2,117,970     5,672,149
                                                -----------   -----------
                                                 35,460,675    81,364,662
                                                -----------   -----------
INCOME FROM OPERATIONS                            4,137,965     1,227,755
                                                -----------   -----------
INTEREST AND OTHER INCOME
(EXPENSE):
  Interest income                                    29,029       218,557
  Interest expense                                  (25,728)   (4,252,585)
  Gain on sale of coal subsidiaries                 118,498        -
  (Loss)/gain on sale of assets                     (80,398)        8,717
  Other                                             (60,749)      390,894
                                                -----------   -----------
                                                    (19,348)   (3,634,417)
                                                -----------   -----------
  Income (loss) before income tax provisions      4,118,617    (2,406,662)
                                                -----------   -----------
INCOME TAX PROVISIONS (BENEFITS):
  Federal                                         1,000,000      (600,000)
  State                                             250,000      (100,000)
                                                -----------   -----------
                                                  1,250,000      (700,000)
                                                -----------   -----------
  Net income (loss)                             $ 2,868,617   $(1,706,662)
                                                ===========   ===========

NET INCOME (LOSS) PER SHARE                         $.18         $(.11)
                                                    ====         =====
Equivalent shares of stock outstanding           16,022,641    15,453,934
                                                ===========   ===========

                  ADDINGTON RESOURCES, INC. AND SUBSIDIARIES
                  ------------------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (Unaudited)


                                                                     THREE MONTHS ENDED
                                                               --------------------------------
                                                                 March 31,           March 31,
                                                                   1994                1993
                                                               ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                            $  2,868,617         $(1,706,662)
                                                               ------------         -----------
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
      Depreciation and amortization, including
        amortization of financing costs                           1,543,556           7,274,115
      Loss/(gain) on sale of assets                                  80,398              (8,717)
      Gain on sale of coal mining subsidiaries                     (118,498)                  -
  Change in assets and liabilities, net of effects
    from acquisitions and disposals:
    (Increase) decrease in -
      Accounts receivable                                       (16,578,268)         (4,764,486)
      Inventories                                                  (726,502)         (5,793,433)
      Prepaid expenses and other                                  1,055,422          (3,153,550)
      Other assets                                                 (731,243)           (940,636)
  Increase (decrease) in:
      Accounts payable                                            7,123,282           4,839,391
      Accrued expenses                                           (5,667,144)          6,077,280
      Income taxes payable                                         (400,000)          3,266,975
      Deferred income taxes                                         263,000          (3,431,000)
      Other liabilities                                             313,835                   -
                                                               ------------         -----------
          Total adjustments                                     (13,842,162)          3,365,939
                                                               ------------         -----------
          Net cash provided by (used in)
            operating activities                                (10,973,545)          1,659,277
                                                               ------------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of assets                                      373,636              37,076
  Net proceeds from sale of coal subsidiaries                   185,074,261                   -
  Increase in short-term investments                             (5,000,000)                  -
  Additions to property, plant and equipment                     (9,214,786)         (7,204,458)
  Acquisition of mineral reserves                                         -             (32,054)
                                                               ------------         -----------
          Net cash provided by (used in)
            investing activities                               $171,233,111         $(7,199,436)
                                                               ------------         -----------

                  ADDINGTON RESOURCES, INC. AND SUBSIDIARIES
                  ------------------------------------------

               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
               -------------------------------------------------
                                  (Unaudited)

                                                                     THREE MONTHS ENDED
                                                               -------------------------------
                                                                 March 31,           March 31,
                                                                   1994                1993
                                                               -------------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of long-term debt                                   $   7,476,651       $    12,916
  Repayments of long-term debt                                  (133,853,674)         (861,984)
  Borrowings (repayments) on revolving
    lines of credit                                              (21,941,737)                -
  Issuance of common stock                                           340,800         3,004,250
                                                               -------------       -----------
          Net cash provided by (used in)
            financing activities                                (147,977,960)        2,155,182
                                                               -------------       -----------
          Net increase (decrease) in cash
            and cash equivalents                                  12,281,606        (3,384,977)

CASH AND CASH EQUIVALENTS, beginning of period                    13,744,002        32,955,151
                                                               -------------       -----------
CASH AND CASH EQUIVALENTS, end of period                       $  26,025,608       $29,570,174
                                                               =============       ===========

Note: For purposes of these statements, the Company and its subsidiaries consider short-term investments having maturities of three months or less at time of purchase to be cash equivalents.

       The cash amounts of interest and income taxes paid by the Company and its subsidiaries during the three months ended March 31, 1994 and 1993 are as follows:

                                                          1994        1993
                                                          ----        ----
                Interest, including amounts
                  capitalized of approximately
                  $238,000 and $296,000,
                  respectively                           $186,384  $   79,970
                Income taxes                               55,845   2,242,800

During the three months ended March 31, 1993, the Company acquired property, plant and equipment and mineral reserves of approximately $14.5 million by assuming certain liabilities. During the three months ended March 31, 1994, the Company wrote off certain assets of approximately $9.5 million against previously established contingency reserves and other accruals recorded in connection with the Company's de-emphasis on its mining operations (see Note 2 to the consolidated financial statements). Such non-cash activity has been excluded from the above statements of cash flows.

                   ADDINGTON RESOURCES, INC. AND SUBSIDIARIES
                   ------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                  (Unaudited)

1.  Financial Statement Presentation-
    --------------------------------

    The accompanying consolidated unaudited financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, it is suggested that the accompanying financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K.

    The accompanying consolidated financial statements as of March 31, 1994 and 1993 include the accounts of Addington Resources, Inc. (the Company) and its wholly-owned subsidiary Addington Holding Company, Inc. and its wholly-owned subsidiaries.

    In the opinion of management, the accompanying consolidated unaudited financial statements include all adjustments necessary to present fairly the Company's financial position as of March 31, 1994 and results of operations for the three months ended March 31, 1994 and 1993. All adjustments were of a normal recurring nature. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.

2.  Sale of Certain Coal Subsidiaries-
    ---------------------------------

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

    With respect to the $157,000,000 sale price and the net working capital retained by the Company, approximately $2,500,000 was used to pay the Company's closing costs for the transaction, including a $1,000,000 payment to a consultant for the Company and $500,000 to the financial advisors for their services. The Company used approximately $131,725,000 of the proceeds to provide for the early redemption of its 12% Senior Secured Notes due July 1, 1995, including the payment of $4,288,000 as a redemption premium and approximately $2,437,000 in net interest through March 15, 1994 (the redemption date). In addition, the Company used certain of the proceeds to retire all indebtedness outstanding under the Company's revolving line of credit agreement related to its coal operations. The outstanding balance on the line of credit as of January 14, 1994 was $23,442,000. The Company also used approximately $3,800,000 to compensate its employees for extraordinary efforts expended in connection with the consummation of the transaction, including approximately $416,500 in connection with the termination of stock options held by employees who became employees of Pittston as a result of the transaction.

    As a result of this transaction, the net assets relating to the sales transaction appear as net assets held for disposal in the accompanying December 31, 1993 balance sheet. Additionally, since the $125,000,000 Senior Secured Notes were redeemed in connection with the transaction, they have been classified as a current liability in the accompanying December 31, 1993 balance sheet.

    The Company recorded a pre-tax gain of approximately $118,000 in connection with this transaction. Included in the calculation of this gain, the Company established certain reclamation reserves due to the phase-down of production from those mines retained by the Company. The Company also established other contingency reserves due to the de-emphasis of its mining operations.

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

3.  Inventories-
    ------------

     As of March 31, 1994 and December 31, 1993 inventories consisted of:

                              March 31,  December 31,
                                1994         1993
                            -----------  ------------
                            (Unaudited)
       Coal                  $ 7,139,385  $10,222,372
       Supplies and Parts      1,484,541    1,580,674
                             ----------   -----------
                             $8,623,926   $11,803,046
                             ==========   ===========

4.  Commitments and Contingencies-
    -----------------------------

      (a)  Coal Sales Contracts-
      -------------------------

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

      (b)  Potential Landfill Acquisitions-
      ------------------------------------

      The Company is negotiating agreements to purchase two landfills at an estimated purchase price of approximately $8 million, which includes cash and stock of the Company. The Company expects to finalize the purchase during May, 1994.

5.  Related-Party Transactions-
    --------------------------

    The Company has dealt with certain companies or individuals which are related parties either by having stockholders in common or because they are controlled by stockholders/officers or by relatives of stockholders/officers of the Company. The Company recorded various expenses to related parties consisting of approximately $1,715,000 and $4,351,000 for trucking services for the three month periods ending March 31, 1994 and 1993, respectively, and office rent of $27,500 for the three month periods ending March 31, 1994 and 1993.

    The Company had amounts payable to related parties of $387,000 and $640,000 as of March 31, 1994 and December 31, 1993, respectively.

6.  Stockholders' Equity-
    --------------------

    During the three months ended March 31, 1993 and 1994, 303,000 and 28,800 shares, respectively, of common stock were issued in connection with the exercise of stock options. As a result, common stock increased $303,000 and $28,800, respectively, and paid-in capital increased $2,701,250 and $312,000, respectively, during the three months ended March 31, 1993 and 1994.

7.  Short-term Investments-
    ----------------------

    Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115), became effective for the Company as of January 1, 1994. In accordance with SFAS 115, the Company's securities investments at March 31, 1994, which consist solely of investments in economic development revenue bonds, are deemed as "available-for-sale" and are reported at their fair value of $5 million. As the fair value approximates the cost of such investments, there were no unrealized holding gains or losses associated with such investments for the three months ended March 31, 1994. The market value of the investments was determined based on quoted market prices.

    The investments have a stated maturity date of December 1, 2015, but may be redeemed at face value at any time by the Company. No investments were sold or redeemed by the Company during the three months ended March 31, 1994.

ITEM 2

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS
                             ---------------------

         QUARTER ENDED MARCH 31, 1994 COMPARED WITH SAME PERIOD IN 1993
         --------------------------------------------------------------


Net income during the quarter ended March 31, 1994 was $2,869,000 or $.18 per share, compared to net loss of $1,707,000 or $.11 per share for the comparable quarter of 1993. This significant increase in net income is primarily attributable to the following:

     (1) Pursuant to the Stock Purchase Agreement dated September 24, 1993,
         (the "Agreement"), the Company entered into an agreement to sell the stock of five of its coal subsidiaries to an indirect wholly-owned subsidiary of The Pittston Company ("Pittston") for $157 million cash. The Agreement also contemplated that, before closing, certain property, plant and equipment (the net book value of which was approximately $43,000,000 as of December 31, 1993) would be transferred to other subsidiaries of the Company from the subsidiaries to be sold. In addition, the Company will retain all of the net working capital (the net book value of which was approximately $30,000,000 as of December 31, 1993) of the sold subsidiaires as of the date of closing (the "Closing Date"). The Agreement also required that within 60 days after the Closing Date, the Company would deliver to Pittston a statement of working capital for the subsidiaries showing the subsidiaries' combined net working capital, as defined in the Agreement, as of the close of business on the Closing Date. If the combined net working capital exceeds zero, Pittston is to pay the Company an appropriate adjustment. If the combined net working capital is less than zero, the Company is to pay Pittston an appropriate adjustment. The transaction was completed on January 14, 1994. By letter dated March 15, 1994, the Company asserted that Pittston should make a payment in the amount of $2,286,000 to the Company in light of the subsidiaries' combined net working capital as of the Closing Date. By letter dated April 12, 1994, Pittston asserted that the Company should make a payment in the amount of $3,866,739 to Pittston in light of the subsidiaries' combined net working capital as of the Closing Date. In accordance with the terms of the Agreement, the Company and Pittston are currently seeking to resolve their differences with respect to the subsidiaries' combined net working capital as of the Closing Date. Because the parties are not in agreement with respect to the appropriate adjustment, the Company cannot predict at this time the amount which will be owed by one party to the other with respect to such an adjustment. In connection with the sale, the Company has provided certain guarantees to Pittston.

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

         With respect to the $157,000,000 sale price and the net working capital retained by the Company, approximately $2,500,000 was used to pay the Company's closing costs for the transaction, including a $1,000,000 payment to a consultant for the Company and $500,000 to the financial advisors for their services. The Company used approximately $131,725,000 of the proceeds to provide for the early redemption of its 12% Senior Secured Notes due July 1, 1995, including the payment of $4,288,000 as a redemption premium and approximately $2,437,000 in net interest through March 15, 1994 (the redemption date). In addition, the Company used certain of the proceeds to retire all indebtedness outstanding under the Company's revolving line of credit agreement related to its coal operations. The outstanding balance on the line of credit as of January 14, 1994 was $23,442,000. The Company also used approximately $3,800,000 to compensate its employees for extraordinary efforts expended in connection with the consummation of the transaction, including approximately $416,500 in connection with the termination of stock options held by employees who will become employees of Pittston as a result of the transaction.

         As a result of this transaction, the net assets relating to the sales transaction appear as net assets held for disposal in the accompanying December 31, 1993 balance sheet. Additionally, since the $125,000,000 Senior Secured Notes were redeemed in connection with the transaction, they have been classified as a current liability in the accompanying December 31, 1993 balance sheet.

         The Company recorded a pre-tax gain of approximately $118,000 in connection with this transaction. Included in the calculation of this gain, the Company established certain reclamation reserves due to the phase-down of production from those mines retained by the Company. The Company also established other contingency reserves due to the de-emphasis of its mining operations.

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

         During the first quarter of 1993, these mines produced 571,500 tons with an average cost of operations of $27.17 per ton. The average sales price received by the Company from coal produced by these eastern Kentucky mines during 1993 was $32.10 per ton.

         During the first quarter of 1994, these mines produced 528,000 tons with an average cost of operations of $23.24 per ton. The average sales price received by the Company from coal produced by these eastern Kentucky mines during 1994 was $26.74 per ton.

     (2) During the first quarter of 1994, the Company recognized interest expense of approximately $26,000 compared to $4,253,000 during the first quarter of 1993. This substantial decline in interest expense is primarily due to the use of the proceeds from the sale of the five coal subsidiaries to retire the Company's $125,000,000 principal amount of 12% Senior Secured Notes and all indebtedness outstanding under the Company's revolving line of credit related to its coal operations. (See
         Note 2 to the consolidated financial statements.)

     (3) Adverse wet weather conditions during the first quarter of 1993 caused major inefficiencies at the Company's mining operations, causing a major increase in production costs.

The Company's mining revenues decreased from $77,713,000 in the first quarter of 1993 to $32,319,000 in the first quarter of 1994. This decline in mining revenues is primarily due to a decrease in tons sold from 2,325,000 in the first quarter of 1993 to 1,176,000 in the first quarter of 1994. The Company also experienced a decrease in average sales price per ton from $30.15 recognized in the first quarter of 1993 to $26.74 per ton recognized in the first quarter of 1994. These declines in mining revenues and sales prices per ton are primarily attributable to the sale of five of the Company's coal subsidiaries in January, 1994. (See Note 2 to the consolidated financial statements.) Additionally, the Company recognized revenue of $3,957,000 associated with the sale of a highwall mining machine sold to Pittston during the first quarter of 1993.

Total environmental revenues and environmental income from operations increased to $6,851,000 and $1,020,000, respectively, during the first quarter of 1994 compared to total environmental revenues of $4,880,000 and environmental income from operations of $851,000 during the first quarter of 1993. Included in environmental revenues and environmental income from operations is revenue and income from operations generated by the Company's landfill operations and waste collection services. During the first quarter of 1994, the Company's landfill operations generated $4,687,000 of revenue and $1,505,000 of income from operations. During the first quarter of 1994, the Company's waste collection services generated $2,164,000 of revenues and $485,000 of losses from operations.

During the first quarter of 1993, the Company's landfill operations generated $3,327,000 of revenues and $1,174,000 of income from operations. During the first quarter of 1993, the Company's waste collection services generated $1,552,000 of revenues and $324,000 of losses from operations. The primary reasons for the substantial increases in total environmental revenues and income from operations is an increase in tons of waste received from 145,000 tons during the quarter ended March 31, 1993 to 233,000 tons during the quarter ended March 31, 1994.

In June, 1992, the Company entered into a 14-year exclusive licensing agreement that permits Joy Technologies, Inc. ("Joy") to manufacture and market a highwall mining system that the Company developed and currently uses in its own mining operations. In accordance with the terms of the June 1992 agreement, Joy plans to market the system to mining companies on the basis of a cost per ton of material mined by the system. If Joy successfully markets the system, the Company will receive approximately $130,000 in origination fees for each of the first eight machines leased and approximately $255,000 in origination fees for each machine leased thereafter, and a royalty based on tons of material mined by these other mining companies. The agreement provides that Joy will charge a lessee a minimum royalty per ton of material mined of $3.77, subject to adjustment for inflation and safety-related changes. The Company will receive 30% of the minimum royalty of $3.77 (as adjusted for inflation) and generally 50% of any part of such royalty payments in excess of $3.77 (as adjusted for inflation).

Included in the Company's other revenues in the first quarter of 1994 was $127,500 in origination fees received from Joy. These fees relate to a highwall miner leased by Joy to a third party during the first quarter of 1994. During the first quarter of 1994, Joy paid per ton royalty fees of approximately $300,000. The Company did not receive any revenues related to this agreement during the first quarter of 1993.

As a percentage of total revenues, cost of operations decreased from 83% for the first quarter of 1993 to 80% for the first quarter of 1994. This decrease is primarily a result of improved operating results at the Company's mining and environmental operations.

Depreciation and amortization decreased from $6,981,000 in the first quarter of 1993 to $1,544,000 in the first quarter of 1994. This 78% decrease is primarily attributable to a decrease in depreciable coal mining assets. This decrease in coal mining assets is due to the sale of the five coal subsidiaries to Pittston on January 14, 1994.

Selling, general and administrative expenses decreased from $5,672,000 during the first quarter of 1993 to $2,118,000 during the first quarter of 1994. This decrease is primarily attributable to a decline in sales commissions paid based on coal sold under certain coal supply contracts. This decline is due to the sale of the five coal subsidiaries to Pittston on January 14, 1994.

Interest expense decreased from $4,253,000 during the first quarter of 1993 to $26,000 during the first quarter of 1994. This decrease is due to the retirement of the Company's Senior Secured Notes and payoff of the Company's revolving line of credit relating to its coal operations. The amount of interest capitalized for the three months ended March 31, 1994 and 1993 was $238,000 and $296,000, respectively.

Interest income decreased from $219,000 during the first quarter of 1993 compared to $29,000 during the first quarter of 1994. This 87% decrease is due to a decrease in the average amount of short-term investments outstanding coupled with a decrease in the interest rate yields on short-term investments.

The Company's effective tax rate during the first quarter of 1993 was 29% and remained relatively unchanged as compared to the 30% tax rate recognized during the first quarter of 1994.

The Company's cash and cash equivalents totalled $26,026,000 at March 31, 1994, compared to $13,744,000 at December 31, 1993. This increase is primarily due to additional cash generated from the sale of five coal subsidiaries to Pittston on January 14, 1994.

Accounts receivable at March 31, 1994 totalled $24,127,000, compared to the balance of $8,946,000 at December 31, 1993. As of December 31, 1993, the accounts receivable related to the coal subsidiaries sold to Pittston were included in net assets held for disposal. The increase since that date represents accounts receivable generated by 1994 coal sales from the Company's retained mining operations (see Note 2 to the consolidated financial statements).

Inventories decreased from $11,803,000 at December 31, 1993, compared to $8,624,000 at March 31, 1994, primarily due to a decrease in tons of coal in inventory at March 31, 1994.

Prepaid expenses and other at March 31, 1994 totalled $5,710,000 compared to the balance of $7,718,000 at December 31, 1993. This decrease is primarily due to deferred selling costs of approximately $1,100,000 related to the sale of coal subsidiaries to Pittston on January 14, 1994 included in prepaid expenses at December 31, 1993 and a reduction in prepaid insurance associated with a decrease in the Company's mining operations.

Property, plant and equipment increased to $146,495,000 at March 31, 1994, compared to $139,055,000 at December 31, 1993. This 5% increase is primarily due to an increase in landfill and other environmental related development costs, the manufacture of additional highwall mining machines to be utilized by the Company in its third party contract mining operations and costs capitalized in association with the development of the Company's gold mining project in Arizona.

Accounts payable at March 31, 1994 increased to $12,733,000 as compared to the December 31, 1993 balance of $5,609,000. As of December 31, 1993, the accounts payable related to the coal subsidiaries sold to Pittston were included in net assets held for disposal. The increase since that date represents accounts payable generated by the Company's retained mining operations during 1994 (see
Note 2 to the consolidated financial statements).

Accrued expenses and other liabilities increased to $18,030,000 at March 31, 1994 compared to the $13,714,000 balance at December 31, 1993. This increase is attributable to an increase in reclamation reserves.

The Company's new line of credit balance at March 31, 1994 totalled $1,500,000 compared to the December 31, 1993 balance of $23,442,000 drawn on the Company's previous line of credit related to its coal operations. This decrease is primarily due to the payoff of the Company's line of credit during the first quarter of 1994.

The Company's long-term debt outstanding increased from $11,954,000 at December 31, 1993 to $17,294,000 at March 31, 1994. This increase is primarily due to the $3,000,000 borrowed against the Company's environmental subsidiary's line of credit during 1994.

The Company's other long-term liabilities increased from $2,705,000 at December 31, 1993 to $21,490,000 at March 31, 1994. This increase is primarily due to the normal increase in landfill closure and post-closure costs accrued, as well as an increase in the long-term accrual for reclamation on the Company's coal mining properties and contingency reserves recorded in connection with the Company's disposal as described in Note 2.

                        LIQUIDITY AND CAPITAL RESOURCES
                        -------------------------------


The working capital needs of the Company have been met primarily through a combination of funds provided by banks and other institutions and cash generated through operations.

As of March 31, 1994, the Company had approximately $20,500,000 remaining available under its lines of credit secured by certain accounts receivable and coal inventory and substantially all of its environmental assets bearing interest at rates ranging from prime to prime plus 1/2%.

There are certain environmental contingencies related to the Company's coal operations and integrated solid waste disposal system operations, primarily land reclamation obligations and landfill closure obligations, respectively. Under current federal and state surface mining laws, the Company is required to reclaim land where surface mining operations are conducted. Accruals for the estimated cost of restoring the land are provided as mining takes place, based upon engineering estimates of costs. The Company also estimates and records its costs associated with closure and post-closure monitoring and maintenance for operating landfills based upon relevant government regulations. Accruals for these closure and post-closure costs are provided as permitted airspace of the landfill is consumed. The Company revises its estimates on a periodic basis.
As of March 31, 1994, the Company had accrued expenses for reclamation and closure costs of approximately $20,000,000. There is a possibility that such obligations, when ultimately paid, may differ substantially from the recorded accrued expenses, thus affecting the Company's liquidity.

In 1990, the Company implemented a self-insurance program to cover most of its employees for workers' compensation, including black lung benefits. Black lung expense is being provided, based upon a recent actuarial study, over the estimated remaining working lives of the miners using accounting methods similar to that of a defined benefit pension plan. Benefits provided are subject to federal and state law and, thus, are not under the control of the Company. Workers' compensation (including black lung) expense for the three months ended March 31, 1994 was approximately $55,000. There is a possibility that workers' compensation (including black lung) obligations, when ultimately settled and paid, may differ substantially from the recorded balance and thus affect the Company's liquidity.

The Company believes that its present financial condition, considering the funds available under the existing lines of credit, the proceeds received from the sale of certain coal subsidiaries (see Note 2 of the consolidated financial statements), and internal financial resources, provide adequate capital reserves and liquidity.

The overall net increase (decrease) in cash and cash equivalents was $12,282,000 and ($3,385,000) for the three months ended March 31, 1994 and 1993, respectively. Such net increase (decrease) reflects net cash provided by (used in) operating, investing and financing activities.

Net cash provided by (used in) operating activities was ($10,974,000) and $1,659,000 for the three months ended March 31, 1994 and 1993, respectively. These fluctuations among years primarily reflect changes in working capital items whereby increases in net working capital would cause a decline in net cash provided by operating activities.

During the three months ended March 31, 1994, the Company's working capital (net of non-cash activity) increased by $15,348,000, which primarily consists of a $16,578,000 increase in accounts receivable and a $5,667,000 decrease in accrued expenses, net of a $7,123,000 increase in accounts payable. During the three months ended March 31, 1993, the Company's working capital increased by $3,899,000, which primarily consists of a $5,793,000 increase in inventories, a $4,764,000 increase in accounts receivable and a $3,431,000 decrease in deferred income tax liabilities, net of a $6,077,000 increase in accrued expenses and a $4,839,000 increase in accounts payable.

Net cash provided by (used in) investing activities was $171,233,000 and ($7,199,000) for the three months ended March 31, 1994 and 1993, respectively. The 1994 amount primarily consists of net proceeds of $185,074,000 from the sale of coal subsidiaries, net of property, plant and equipment purchases of $9,215,000 and investment purchases of $5,000,000. The 1993 amount primarily consists of property, plant and equipment purchases.

Net cash provided by (used in) financing activities was ($147,978,000) and $2,155,000 for the three months ended March 31, 1994 and 1993, respectively. The 1994 amount primarily represents net repayments of long-term debt and the revolving lines of credit. The 1993 amount primarily represents proceeds of $3,004,000 from the issuance of common stock, net of repayments of long-term debt of $862,000.

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

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.
         -----------------

         Reference is hereby made to the discussion under Item 3, Legal Proceedings of the Company's Form 10-K for the fiscal year ended December 31, 1993, concerning a suit filed by Bill Robinson, Sr. against Addwest Gold, Inc., Addwest Mining, Inc., Addington Resources, Inc., Addington Holding Co., Inc., Larry Addington, and Larry Harrington. Settlement documents have been executed in which Mr. Robinson released all parties from all claims. In connection with the settlement, the Company paid Mr. Robinson $3,450,000 on April 18, 1994. On April 15, 1994, the action was dismissed by the U.S. District Court for the District of Montana, Butte Division.

Item 2.  Changes in Securities.
         ---------------------

         None.

Item 3.  Defaults upon Senior Securities.
         -------------------------------

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

         None.

Item 5.  Other Information.
         -----------------

         None.

Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

         (a)  List of Exhibits Filed.
              ----------------------

              None.

         (b)  Reports on Form 8-K.
              --------------------

              During the quarter ended March 31, 1994, the Company filed a Current Report on Form 8-K dated January 14, 1994 concerning Item 2, Acquisition or Disposition of Assets, reporting the Company's sale of five of the Company's indirect wholly-owned coal subsidiaries. The subsidiaries constituted a substantial portion of the Company's coal operations. The following pro forma financial information was included in the Form 8-K:

              (1) Addington Resources, Inc. Pro Forma Condensed Consolidated Statement of Operations for the nine months ended September 30, 1993, with accompanying notes (unaudited).

          (2) Addington Resources, Inc. Pro Forma Condensed Consolidated Statement of Operations for the year ended December 31, 1992, with accompanying notes (unaudited).

          (3) Addington Resources, Inc. Pro Forma Condensed Consolidated Balance Sheet as of September 30, 1993, with accompanying notes (unaudited).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     ADDINGTON RESOURCES, INC.
                                     (Registrant)



Date:  May 12, 1994                  By:  \s\ Larry Addington
     ----------------------------       ----------------------------------------
                                         Larry Addington
                                         President, Chief Executive Officer,
                                         Director



Date:  May 12, 1994                  By:  \s\ R. Douglas Striebel
     ----------------------------       ----------------------------------------
                                         R. Douglas Striebel
                                         Vice President and
                                         Chief Financial Officer