Form 10-Q
period 1994-06-30
ADDINGTON RESOURCES INC
filed 1994-08-15
CIK 810665

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

                 Quarterly Report Under Section 13 or 15 (d) of
                    The Securities and Exchange Act of 1934

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - -----
      EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 1994
                               -------------------------------------------------

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - -----
      EXCHANGE ACT OF 1934

For the transition period from                          to
                               ------------------------    ---------------------


                         Commission file number 0-16498
                                                -------


                           ADDINGTON RESOURCES, INC.
 ----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          DELAWARE                                       61-1125039
 ----------------------------------------------------------------------------
  (State or other jurisdiction                      (IRS Employer ID Number)
  of incorporation or organization)


                              1500 N. Big Run Road
                               Ashland, KY  41102
 ----------------------------------------------------------------------------
Registrant's telephone number,
 including area code                                      (606) 928-3433
                                                          --------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.               Yes  x       No
                                                            ----        ----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

     Class - Common stock, $1.00 Par Value
     -----

     Outstanding at August 11, 1994 - 15,852,851 shares
     ------------------------------

                  ADDINGTON RESOURCES, INC. AND SUBSIDIARIES
                  ------------------------------------------

                                     INDEX
                                     -----

                                                                      Page No.
                                                                      --------
PART I.  Financial Information

         ITEM 1.  Financial Statements

                  Balance Sheets as of June 30, 1994
                    (Unaudited) and December 31, 1993                   3-4

                  Statements of Operations (Unaudited)
                    Three Months and Six Months Ended
                    June 30, 1994 and 1993                              5-6

                  Statements of Cash Flows (Unaudited)
                    Six Months Ended June 30, 1994
                    and 1993                                            7-8

                  Notes to Financial Statements
                    (Unaudited)                                        9-13

         ITEM 2.  Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operations                                     14-24

PART II. Other Information                                            25-26

SIGNATURES                                                               27

                                       2

ITEM 1
                   ADDINGTON RESOURCES, INC. AND SUBSIDIARIES
                   ------------------------------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                                     ASSETS
                                     ------


                                             June 30,         December 31,
                                              1994               1993
                                          -------------      -------------
                                           (Unaudited)
CURRENT ASSETS:
 Cash and cash equivalents                $  10,262,904      $  13,744,002
 Short-term investments                       9,000,000            --
 Accounts receivable                         22,252,235          8,945,515
 Net assets held for disposal                   --             141,865,803
 Inventories                                  8,663,477         11,803,046
 Prepaid expenses and other                   5,437,519          7,717,738
                                          -------------      -------------
  Total current assets                       55,616,135        184,076,104
                                          -------------      -------------


PROPERTY, PLANT AND EQUIPMENT, at cost      163,722,542        139,054,751
 Less - Accumulated depreciation            (26,160,048)       (22,664,255)
                                          -------------      -------------
                                            137,562,494        116,390,496
                                          -------------      -------------


MINERAL RESERVES, at cost                     3,253,623          1,703,623
 Less - Accumulated amortization                (18,489)           (18,489)
                                          -------------      -------------
                                              3,235,134          1,685,134
                                          -------------      -------------


OTHER ASSETS                                 11,793,946         13,506,692
                                          -------------      -------------
     Total assets                         $ 208,207,709      $ 315,658,426
                                          =============      =============


                  ADDINGTON RESOURCES, INC. AND SUBSIDIARIES
                  ------------------------------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

                                                   June 30,     December 31,
                                                     1994           1993
                                                  ----------    ------------
                                                  (Unaudited)
CURRENT LIABILITIES:
 Accounts payable                                 $  9,340,239    $  5,609,230
 Revolving lines of credit                           3,500,000      23,441,737
 Current portion of long-term debt                   1,542,417     126,228,033
 Accrued expenses and other                         17,609,555      13,714,495
 Current portion of deferred income taxes            4,205,000       3,666,000
                                                  ------------    ------------
    Total current liabilities                       36,197,211     172,659,495
                                                  ------------    ------------


LONG-TERM DEBT, less current portion                23,602,955      11,954,354
                                                  ------------    ------------

OTHER LONG-TERM LIABILITIES                         12,732,655       2,705,213
                                                  ------------    ------------

DEFERRED INCOME TAXES                                3,907,496       3,406,184
                                                  ------------    ------------

COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY:
  Common stock, $1.00 par value; 30,000,000
    shares authorized, 15,852,851 and 15,675,378
    shares outstanding at June 30, 1994 and
    December 31, 1993, respectively                 15,852,851      15,675,378
  Paid-in capital                                   83,789,397      81,544,648
  Retained earnings                                 32,125,144      27,713,154
                                                  ------------    -------------
    Total stockholders' equity                     131,767,392     124,933,180
                                                  ------------    ------------
    Total liabilities and stockholders' equity    $208,207,709    $315,658,426
                                                  ============    ============

                   ADDINGTON RESOURCES, INC. AND SUBSIDIARIES
                   ------------------------------------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                                  (Unaudited)

                                               THREE MONTHS ENDED             SIX MONTHS ENDED
                                           --------------------------    ---------------------------
                                             June 30,       June 30,       June 30,       June 30,
                                               1994           1993           1994           1993
                                           -----------    -----------    -----------    ------------
REVENUES:
  Mining                                   $26,444,381    $85,993,306    $58,763,359    $163,706,189
  Environmental                              8,866,946      5,844,504     15,718,162      10,724,038
  Other                                        226,998        260,000        655,445         260,000
                                           -----------    -----------    -----------    ------------
                                            35,538,325     92,097,810     75,136,966     174,690,227
                                           -----------    -----------    -----------    ------------
COSTS AND EXPENSES:
  Cost of operations                        28,107,521     76,766,228     59,906,671     145,477,322
  Depreciation and amortization              2,168,281      7,501,906      3,711,836      14,483,325
  Selling, general and administrative        3,025,120      4,428,789      5,143,091      10,100,938
                                           -----------    -----------    -----------    ------------
                                            33,300,922     88,696,923     68,761,598     170,061,585
                                           -----------    -----------    -----------    ------------
INCOME FROM OPERATIONS                       2,237,403      3,400,887      6,375,368       4,628,642
                                           -----------    -----------    -----------    ------------
INTEREST AND OTHER INCOME
(EXPENSE):
  Interest income                              353,307        142,882        382,335         361,439
  Interest expense                            (129,811)    (3,656,496)      (155,540)     (7,909,081)
  Gain on sale of coal subsidiaries                  -              -        118,498               -
  Gain (loss) on sale of assets                 21,811        (37,855)       (58,587)        (29,138)
  Other                                       (108,337)       138,380       (169,084)        529,274
                                           -----------    -----------    -----------    ------------
                                               136,970     (3,413,089)       117,622      (7,047,506)
                                           -----------    -----------    -----------    ------------
  Income (loss) before income
    tax provisions (benefits)              $ 2,374,373    $   (12,202)   $ 6,492,990    $ (2,418,864)
                                           -----------    -----------    -----------    ------------

                   ADDINGTON RESOURCES, INC. AND SUBSIDIARIES
                   ------------------------------------------

               CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
               -------------------------------------------------
                                  (Unaudited)

                                         THREE MONTHS ENDED        SIX MONTHS ENDED
                                      -----------------------   -----------------------
                                       June 30,     June 30,     June 30,     June 30,
                                         1994         1993         1994         1993
                                      ----------   ----------   ----------  -----------

INCOME TAX PROVISIONS
  (BENEFITS):
  Federal                             $  712,000   $   (3,500)  $1,712,000  $  (603,500)
  State                                  119,000         (500)     369,000     (100,500)
                                      ----------   ----------   ----------  -----------
                                         831,000       (4,000)   2,081,000     (704,000)
                                      ----------   ----------   ----------  -----------

  Net income (loss)                   $1,543,373   $   (8,202)  $4,411,990  $(1,714,864)
                                      ==========   ==========   ==========  ===========


NET INCOME (LOSS)
PER SHARE                                 $.10        $.00         $.27        $(.11)
                                          ====        ====         ====        =====

Equivalent shares of
  stock outstanding                   16,100,117   15,548,785   16,055,844   15,501,621
                                      ==========   ==========   ==========   ==========

                   ADDINGTON RESOURCES, INC. AND SUBSIDIARIES
                   ------------------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (Unaudited)

                                                            SIX MONTHS ENDED
                                                       --------------------------
                                                         June 30,      June 30,
                                                           1994          1993
                                                       ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                     $  4,411,990  $ (1,714,864)
                                                       ------------  ------------
 Adjustments to reconcile net income to net
  cash provided from operating activities:
   Depreciation and amortization                          3,711,836    14,483,325
   Gain on sale of coal subsidiaries                       (118,498)        -
   Loss on sale of assets                                    58,587        29,138
 Change in assets and liabilities,
  net of effects of acquisitions and disposals:
  (Increase) decrease in:
   Accounts receivable                                  (14,446,822)  (11,389,798)
   Inventories                                             (756,807)   (6,905,183)
   Prepaid expenses and other                             1,371,993    (6,504,138)
   Other assets                                          (1,479,835)   (1,172,071)
  Increase (decrease) in:
   Accounts payable                                       3,603,337     3,222,447
   Accrued expenses                                     (11,105,100)    3,626,411
   Accrued income taxes                                    (400,000)    3,176,191
   Deferred income taxes                                  1,040,312         5,000
   Other liabilities                                        712,263         -
                                                       ------------  ------------
    Total adjustments                                   (17,808,734)   (1,428,678)
                                                       ------------  ------------
     Net cash used in operating activities              (13,396,744)   (3,143,542)
                                                       ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sale of coal subsidiaries                185,074,261         -
 Proceeds from sale of assets                             1,580,545       161,927
 Increase in:
  Short term investments                                 (9,000,000)        -
  Mineral reserves                                       (1,550,000)      (32,054)
 Additions to property, plant and equipment             (24,369,022)  (17,817,204)
 Acquisition of environmental companies,
  net of cash acquired                                   (2,057,073)        -
                                                       ------------  ------------
    Net cash provided by (used in)
      investing activities                             $149,678,711  $(17,687,331)
                                                       ------------  ------------

                   ADDINGTON RESOURCES, INC. AND SUBSIDIARIES
                   ------------------------------------------

               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
               -------------------------------------------------
                                  (Unaudited)

                                                        SIX MONTHS ENDED
                                                  ----------------------------
                                                     June 30,        June 30,
                                                       1994           1993
                                                  -------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of long-term debt                       $  14,148,228   $  2,512,916
 Repayments of long-term debt                      (134,218,710)    (4,192,671)
 Net repayments on revolving lines of credit        (19,941,737)      (216,999)
 Proceeds from issuance of common stock                 340,800      3,569,750
 Financing costs incurred                               (91,646)        -
                                                  -------------   ------------
  Net cash provided by (used in)
   financing activities                            (139,763,065)     1,672,996
                                                  -------------   ------------

  Net decrease in cash and
   cash equivalents                                  (3,481,098)   (19,157,877)

CASH AND CASH EQUIVALENTS, beginning of period       13,744,002     32,955,151
                                                  -------------   ------------
CASH AND CASH EQUIVALENTS, end of period          $  10,262,904   $ 13,797,274
                                                  =============   ============

Note: For purposes of these statements, the Company and its subsidiaries consi-der short-term investments having maturities of three months or less at the time of purchase to be cash equivalents.

       The cash amounts of interest and income taxes paid by the Company and its subsidiaries during the six months ended June 30, 1994 and 1993 are as follows:

                                            1994        1993
                                          --------   ----------

       Interest, net of amounts
         capitalized of approximately
         $537,000 and $1,262,000,
         respectively                    $(76,833)   $7,057,345
       Income taxes                        55,845     2,281,000

     During the six months ended June 30, 1994 and 1993, the Company acquired property, plant and equipment and mineral reserves of approximately $2,800,000 and $14,500,000, respectively, by assuming certain liabilities and by the issuance of common stock. During the six months ended June 30, 1994, the Company wrote off certain assets of approximately $9.5 million against previously established reserves and other accruals recorded in connection with the Company's de-emphasis on its mining operations (see
     Note 2 to the consolidated financial statements). Such non-cash activity has been excluded from the above statements of cash flows.

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

     The accompanying consolidated financial statements as of June 30, 1994 and 1993 include the accounts of Addington Resources, Inc. (the Company) and its wholly-owned subsidiary Addington Holding Company, Inc. and its wholly-owned subsidiaries.

     In the opinion of management, the accompanying consolidated unaudited financial statements include all adjustments necessary to present fairly the Company's financial position as of June 30, 1994 and results of operations for the six months ended June 30, 1994 and 1993. All adjustments were of a normal recurring nature. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.

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

     After the transaction discussed above, the Company continues to own and operate four eastern Kentucky mines with estimated annual production capacity of 3,000,000 tons per year. Future production from these retained coal mines will be placed on the Pittston Coal Supply Contract and a new coal supply contract entered into with The Cincinnati Gas & Electric Company ("the CG&E Coal Supply Contract"). The CG&E Coal Supply Contract calls for the sale of 5,400,000 tons of coal over six years beginning January 1, 1994.

3.  Inventories-
    ------------

    As of June 30, 1994 and December 31, 1993 inventories consisted of:

                                        June 30,             December 31,
                                          1994                   1993
                                       ----------            ------------
                                       (Unaudited)
  Coal                                 $6,446,452             $10,222,372
  Supplies and Parts                    2,217,025               1,580,674
                                       ----------             -----------
                                       $8,663,477             $11,803,046
                                       ==========             ===========

4.  Commitments and Contingencies-
    -----------------------------

          Coal Sales Contracts-
          --------------------

          Following the transactions discussed in Notes 2 and 10 to the consolidated financial statements, the Company has commitments to deliver scheduled base quantities of coal annually to four customers under four coal sales contracts. One contract expires in 1994, one expires in 1996, one expires in 1997 and one expires in 2000. The contracts have sales price adjustment provisions, subject to certain limitations and adjustments, based on changes in specified production costs.

5.  Related Party Transactions-
    --------------------------

    The Company has dealt with certain companies or individuals which are related parties either by having stockholders in common or because they are controlled by stockholders/officers or by relatives of stockholders/of-ficers of the Company. The Company recorded various expenses to related parties consisting of approximately $3,430,000 and $8,593,000 for trucking services for the six month periods ending June 30, 1994 and 1993, respectively, and office rent of $55,000 for the six month periods ending June 30, 1994 and 1993.

    The Company had amounts payable to related parties of $272,000 and $730,000 as of June 30, 1994 and December 31, 1993, respectively.

6.  Stockholders' Equity-
    --------------------

    During the six months ended June 30, 1993 and 1994, 361,000 and 28,800 shares, respectively, of common stock were issued in connection with the exercise of stock options. During the six months ended June 30, 1994, 148,673 shares of common stock were issued in connection with the purchase of a landfill as discussed in Note 9 to the consolidated financial statements. As a result, common stock increased $361,000 and $177,473, respectively, and paid-in capital increased $3,208,750 and $2,244,749, respectively, during the six months ended June 30, 1993 and 1994.

7.  Short-term Investments-
    ----------------------

    Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investment in Debt and Equity Securities" (SFAS 115), became effective for the Company as of January 1, 1994. In accordance with SFAS 115, the Company's securities investments at June 30, 1994, which consist solely of investments in economic development revenue bonds, are deemed as "available-for-sale" and are reported at their fair value of $9 million.
    As the fair value approximates the cost of such investments, there were no unrealized holding gains or losses associated with such investments for the six months ended June 30, 1994. The market value of the investments was determined based on quoted market prices.

    The investments have stated maturity dates of December 1, 2015 and January 1, 2006, but may be redeemed at face value at any time by the Company. No investments were sold or redeemed by the Company during the six months ended June 30, 1994.

8.  Financing Arrangements-
    ----------------------

    (a) Revenue Bonds
    -----------------

    In June, 1994, the Company's environmental subsidiary, Broadhurst Environmental, Inc., together with the Wayne County Solid Waste Management Authority agreed to issue up to $7,400,000 of tax exempt revenue bonds to finance the construction and development of a landfill in Wayne County, Georgia. The bonds are issued on an as needed basis as construction of the landfill progresses. These bonds mature on July 1, 2014 and bear interest at a rate that floats on a weekly basis. The interest rate fluctuates based on the rate of interest that competitive securities would bear having similar credit and maturity characteristics. The bonds are subject to a maximum interest rate of 12% per annum. The initial interest rate of the bonds was 3.45% per annum. The bonds are supported by an irrevocable letter of credit issued by The First National Bank of Boston. The fee charged by the bank for the letter of credit is 1.5% per annum.

    (b) Gold Loan
    -------------

    In August, 1994, the Company's gold subsidiary, Addwest Minerals, Inc., entered into a $9,330,000 gold loan with N.M. Rothschild and Sons. The proceeds from the loan will be utilized to develop a previously operated gold mine in Mohave County, Arizona. The loan matures in approximately 25 months and bears interest at a rate fluctuating between 2% to 3-1/4% per year. The loan is to be repaid, with interest, from actual gold production from the mine beginning in the second quarter of 1995. It will take approximately 24,300 ounces of gold to repay the principal portion of the loan. In addition, consistent with industry practice, the Company has entered into a hedging agreement in connection with the anticipated gold production.

9.  Landfill Acquisitions-
    ---------------------

    (a) Mid State Environmental, Inc.
    ---------------------------------

    During May, 1994, the Company's environmental subsidiary, Mid State Environmental, Inc., acquired a solid waste landfill and hauling operation near Macon, Georgia. The purchase price included 148,673 shares of Addington Resources, Inc. stock, approximately $1.8 million, and a future royalty based on revenue generated from the landfill operation.

    The existing landfill operation near Macon is permitted to accept construction and demolition wastes and certain industrial wastes. A new permit allowing the landfill to accept municipal solid waste was issued shortly after the acquisition and has been appealed. The Company will begin construction of a new lined area for disposal of municipal solid waste as soon as the permit is nonappealable. The new area will be constructed to meet current federal and state landfill standards.

    Once the nonappealable permit is obtained, an additional payment of approximately $3.6 million will be made to the seller.

    (b) Dozit Company, Inc.
    -----------------------

    During May, 1994, the Company's environmental subsidiary, Addington Environmental, Inc., acquired all of the outstanding stock of Dozit Company, Inc. for approximately $425,000, assumption of certain liabilities related to the existing landfill, and royalty payments based on tons of waste received at the landfill.

    The landfill is located in Union County, Kentucky. The acquisition includes a newly issued contained landfill construction permit. The new facility, which is currently under construction adjacent to the existing landfill, will be built to current federal and state landfill standards. The seller will continue to operate and receive all profits from the existing landfill operation until the new facility is opened.

10. Coal Contract Acquisition-
    -------------------------

    During August, 1994, the Company acquired a coal contract with Kentucky Utilities from a third party. The Company paid $1.2 million for the rights to ship approximately 578,000 tons over the next 1.5 years at a sales price of approximately $32.30 per ton.

ITEM 2

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS
                             ---------------------

         QUARTER ENDED JUNE 30, 1994 COMPARED WITH SAME PERIOD IN 1993
         -------------------------------------------------------------


Net income during the quarter ended June 30, 1994 was $1,543,000 or $.10 per share, compared to net loss of $8,000 or $.00 per share for the comparable quarter of 1993.

This significant increase in net income is primarily attributable to the Company recognizing interest expense during the quarter ended June 30, 1994 of approximately $130,000 compared to $3,656,000 during the quarter ended June 30, 1993. This substantial decline in interest expense is primarily due to the use of the proceeds from the sale of the five coal subsidiaries to retire the Company's $125,000,000 principal amount of 12% Senior Secured Notes and all indebtedness outstanding under the Company's revolving line of credit related to the coal operations that were sold. (See Note 2 to the consolidated financial statements.)

The Company's mining revenues decreased from $85,993,000 in the quarter ended June 30, 1993 to $26,444,000 in the quarter ended June 30, 1994. This decline in mining revenues is primarily due to a decrease in tons sold from 2,773,000 in the quarter ended June 30, 1993 to 906,000 in the quarter ended June 30, 1994. The Company's mining revenues were also adversely affected due to the commencement of the closure of one of the Company's major mine operations, Job 17 in Pike County, Kentucky. Job 17 contributed to mining revenues during the first five months of 1994. The Company expects to open a new mine during the third quarter of 1994 and eventually replace Job 17's production. The Company also experienced a decrease in average sales price per ton from $28.59 per ton recognized in the quarter ended June 30, 1993 to $26.11 per ton recognized in the quarter ended June 30, 1994. These declines in mining revenues and sales price per ton are primarily attributable to the sale of five of the Company's coal subsidiaries in January, 1994. (See Note 2 to the consolidated financial statements.)

Total environmental revenues and environmental income from operations increased to $8,867,000 and $1,647,000, respectively, during the quarter ended June 30, 1994 compared to environmental revenues of $5,845,000 and environmental income from operations of $1,006,000 during the quarter ended June 30, 1993. Included in environmental revenues and environmental income from operations is revenue and income from operations generated by the Company's landfill operations and waste collection services. During the quarter ended June 30, 1994, the Company's landfill operations generated $6,316,000 of revenue and $2,369,000 of income from operations. During the quarter ended June 30, 1994, the Company's waste collection services generated $2,551,000 of revenue and $722,000 of losses from operations. During the quarter ended June 30, 1993, the Company's landfill operations generated $4,044,000 of revenues and $1,315,000 of income from operations. During the quarter ended June 30, 1993, the Company's waste collection services generated $1,801,000 of revenues and $309,000 of losses from operations. The primary reason for the substantial increases in total environmental revenues and income from operations is an increase in tons of waste received from 179,000 tons during the quarter ended June 30, 1993 to 262,000 tons during the quarter ended June 30, 1994.

In June, 1992, the Company entered into a 14-year exclusive licensing agreement that permits Joy Technologies, Inc. ("Joy") to manufacture and market a highwall mining system that the Company developed and currently uses in its own mining operations. In accordance with the terms of the June, 1992 agreement, Joy plans to market the system to mining companies on the basis of a cost per ton of material mined by the system. If Joy successfully markets the system, the Company will receive approximately $130,000 in origination fees for each of the first eight machines leased and approximately $255,000 in origination fees for each machine leased thereafter, and a royalty based on tons of material mined by these other mining companies. The agreement provides that Joy will charge a lessee a minimum royalty per ton of material mined of $3.77, subject to adjustment for inflation and safety-related changes. The Company will receive 30% of the minimum royalty of $3.77 (as adjusted for inflation) and generally 50% of any part of such royalty payments in excess of $3.77 (as adjusted for inflation).

The Company generated other revenue and income from operations for the quarter ended June 30, 1994 of $145,000 and $33,000, respectively, related to this licensing agreement. During the quarter ended June 30, 1993, other revenue of $260,000 and a loss from operations of $286,000 was generated from this licensing agreement.

As a percentage of total revenues, cost of operations decreased from 83% for the quarter ended June 30, 1993 to 79% for the quarter ended June 30, 1994. This decrease is primarily a result of improved operating results at the Company's mining and environmental operations.

Depreciation and amortization decreased from $7,502,000 in the quarter ended June 30, 1993 to $2,168,000 in the quarter ended June 30, 1994. This 71% decrease is primarily attributable to a decrease in depreciable coal mining assets. This decrease in coal mining assets is due to the sale of the five coal subsidiaries to Pittston on January 14, 1994.

Selling, general and administrative expenses decreased from $4,429,000 during the quarter ended June 30, 1993 to $3,025,000 during the quarter ended June 30, 1994. This decrease is primarily attributable to a decline in sales commissions paid based on coal sold under certain coal supply contracts. This decline is due to the sale of the five coal subsidiaries to Pittston on January 14, 1994.

Interest expense decreased from $3,656,000 during the quarter ended June 30, 1993 to $130,000 during the quarter ended June 30, 1994. This decrease is due to the retirement of the Company's Senior Secured Notes and payoff of the Company's revolving line of credit relating to the coal operations that were sold. The amount of interest capitalized for the quarter ended June 30, 1994 and 1993 was $299,000 and $966,000, respectively.

Interest income increased from $143,000 during the quarter ended June 30, 1993 compared to $353,000 during the quarter ended June 30, 1994. This increase is due to an increase in the average amount of short-term investments outstanding.

The Company's effective tax rate during the quarter ended June 30, 1993 was 33% and remained relatively unchanged as compared to the 35% tax rate recognized during the quarter ended June 30, 1994.

The Company has initiated a study to determine the advisability of distributing to the Company's shareholders the stock of one or more of its subsidiaries. Until the conclusion of the study, the Company cannot predict whether the spinoff or similar corporate transaction will be pursued.

       SIX MONTHS ENDED JUNE 30, 1994 COMPARED WITH SAME PERIOD IN 1993
       ----------------------------------------------------------------


Net income during the six months ended June 30, 1994 was $4,412,000 or $.27 per share, compared to net loss of $1,715,000 or $.11 per share for the comparable six months of 1993. This significant increase in net income is primarily attributable to the following:

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

          After the transaction discussed above, the Company continues to own and operate four eastern Kentucky mines with estimated annual production capacity of 3,000,000 tons per year. Future production from these retained coal mines will be placed on the Pittston Coal Supply Contract, a new coal supply contract entered into with The Cincinnati Gas & Electric Company ("the CG&E Coal Supply Contract") and a new coal supply contract with Kentucky Utilities ("the KU Coal Supply Contract" - see Note 10 to the consolidated financial statements). The CG&E Coal Supply Contract calls for the sale of 5,400,000 tons of coal over six years beginning January 1, 1994. The KU Coal Supply Contract calls for the sale of 578,000 tons of coal over 1.5 years beginning August, 1994.

         During the six months ended June 30, 1993, these mines produced 1,077,000 tons with an average cost of operations of $26.01 per ton. The average sales price received by the Company from coal produced by these eastern Kentucky mines during the six months ended June 30, 1993 was $30.93 per ton.

         During the six months ended June 30, 1994, these mines produced 1,087,000 tons with an average cost of operations of $23.07 per ton. The average sales price received by the Company from coal produced by these eastern Kentucky mines during the six months ended June 30, 1994 was $26.71 per ton.

     (2) During the six months ended June 30, 1994, the Company recognized  in-

         terest expense of approximately $156,000 compared to $7,909,000 during the six months ended June 30, 1993. This substantial decline in interest expense is primarily due to the use of the proceeds from the sale of the five coal subsidiaries to retire the Company's $125,000,000 principal amount of 12% Senior Secured Notes and all indebtedness outstanding under the Company's revolving line of credit related to the coal operations that were sold. (See Note 2 to the consolidated financial statements.)

     (3) Adverse wet weather conditions during the first quarter of 1993 caused major inefficiencies at the Company's mining operations, causing a major increase in production costs.

The Company's mining revenues decreased from $163,706,000 in the six months ended June 30, 1993 to $58,763,000 in the six months ended June 30, 1994. This decline in mining revenues is primarily due to a decrease in tons sold from 5,098,000 tons in the six months ended June 30, 1993 to 2,082,000 tons in the six months ended June 30, 1994. The Company also experienced a decrease in average sales price per ton from $29.32 recognized in the six months ended June 30, 1993 to $26.05 per ton recognized in the six months ended June 30, 1994. These declines in mining revenues and sales prices per ton are primarily attributable to the sale of five of the Company's coal subsidiaries in January, 1994. (See Note 2 to the consolidated financial statements.) Additionally, the Company recognized revenue of $4,827,000 associated with the sale of a highwall mining machine sold to Pittston during the six months ended June 30, 1993.

Total environmental revenues and environmental income from operations increased to $15,718,000 and $2,667,000, respectively, during the six months ended June 30, 1994 compared to total environmental revenues of $10,724,000 and environmental income from operations of $1,857,000 during the six months ended June 30, 1993. Included in environmental revenues and environmental income from operations is revenue and income from operations generated by the Company's landfill operations and waste collection services. During the six months ended June 30, 1994, the Company's landfill operations generated $11,003,000 of revenue and $3,874,000 of income from operations. During the six months ended June 30, 1994, the Company's waste collection services generated $4,715,000 of revenues and $1,207,000 of losses from operations. During the six months ended June 30, 1993, the Company's landfill operations generated $7,371,000 of revenues and $2,489,000 of income from operations. During the six months ended June 30, 1993, the Company's waste collection services generated $3,353,000 of revenues and $632,000 of losses from operations. The primary reason for the substantial increases in total environmental revenues and income from operations is an increase in tons of waste received from 324,000 tons during the six months ended June 30, 1993 to 495,000 tons during the six months ended June 30, 1994.

The Company generated other revenue and income from operations for the six months ended June 30, 1994 of $573,000 and $248,000, respectively, related to the highwall mining system licensing agreement. During the six months ended June 30, 1993, other revenue of $260,000 and a loss from operations of $802,000 was generated from the highwall mining system licensing agreement.

As a percentage of total revenues, cost of operations decreased from 83% for the six months ended June 30, 1993 to 80% for the six months ended June 30, 1994. This decrease is primarily a result of improved operating results at the Company's mining and environmental operations.

Depreciation and amortization decreased from $14,483,000 in the six months ended June 30, 1993 to $3,712,000 in the six months ended June 30, 1994. This 74% decrease is primarily attributable to a decrease in depreciable coal mining assets. This decrease in coal mining assets is due to the sale of the five coal subsidiaries to Pittston on January 14, 1994.

Selling, general and administrative expenses decreased from $10,101,000 during the six months ended June 30, 1993 to $5,143,000 during the six months ended June 30, 1994. This decrease is primarily attributable to a decline in sales commissions paid based on coal sold under certain coal supply contracts. This decline is due to the sale of the five coal subsidiaries to Pittston on January 14, 1994.

Interest expense decreased from $7,909,000 during the six months ended June 30, 1993 to $156,000 during the six months ended June 30, 1994. This decrease is due to the retirement of the Company's Senior Secured Notes and payoff of the Company's revolving line of credit relating to the coal operations that were sold. The amount of interest capitalized for the six months ended June 30, 1994 and 1993 was $537,000 and $1,262,000, respectively.

Interest income remained relatively unchanged at $361,000 for the six months ended June 30, 1993 compared to $382,000 for the six months ended June 30, 1994.

The Company's effective tax rate during the six months ended June 30, 1993 was 29% and remained relatively unchanged as compared to the 32% tax rate recognized during the six months ended June 30, 1994.

The Company's cash, cash equivalents and short-term investments totalled $19,263,000 at June 30, 1994, compared to $13,744,000 at December 31, 1993.
This increase is primarily due to excess cash generated from the sale of the coal operations. (See Note 2 to the consolidated financial statements.)

Accounts receivable at June 30, 1994 totalled $22,252,000, compared to the balance of $8,946,000 at December 31, 1993. As of December 31, 1993, the accounts receivable related to the coal subsidiaries sold to Pittston were included in net assets held for disposal. The increase since that date represents accounts receivable generated by 1994 coal sales from the Company's retained mining operations (see Note 2 to the consolidated financial statements).

Inventories decreased to $8,663,000 at June 30, 1994, compared to $11,803,000 at December 31 1993, primarily due to a decrease in tons of coal in inventory at June 30, 1994.

Prepaid expenses and other at June 30, 1994 totalled $5,438,000, compared to the balance of $7,718,000 at December 31, 1993. This decrease is primarily due to deferred selling costs of approximately $1,100,000 related to the sale of coal subsidiaries to Pittston on January 14, 1994 included in prepaid expenses at December 31, 1993 and a reduction in prepaid insurance associated with a decrease in the Company's mining operations.

Property, plant and equipment increased to $163,723,000 at June 30, 1994, compared to $139,055,000 at December 31, 1993. This 18% increase is primarily due to an increase in landfill and other environmental related development costs, the manufacture of additional highwall mining machines to be utilized by the Company in its third party contract mining operations and costs capitalized in association with the development of the Company's gold mining project in Arizona.

Mineral reserves increased to 3,254,000 at June 30, 1994 compared to 1,704,000 at December 31, 1993, primarily due to the acquisition of certain coal reserve interests in Illinois during 1994.

Accounts payable at June 30, 1994 increased to $9,340,000 as compared to the December 31, 1993 balance of $5,609,000, primarily due to the timing of payments.

The Company's new line of credit balance at June 30, 1994 totalled $3,500,000 compared to the December 31, 1993 balance of $23,442,000 drawn on the Company's previous line of credit related to its coal operations. This decrease is primarily due to the payoff of the Company's line of credit during the first quarter of 1994.

The Company's current portion of long-term debt outstanding decreased from $126,228,000 at December 31, 1993 to $1,542,000 at June 30, 1994, primarily due to proceeds from the sale of the five coal subsidiaries being utilized to reduce certain long-term debt. (See Note 2 to the consolidated financial statements.)

Accrued expenses and other liabilities increased to $17,610,000 at June 30, 1994 compared to the $13,714,000 balance at December 31, 1993. This increase is attributable to an increase in the Company's accrual for reclamation on the Company's retained coal operations. (See Note 2 to the consolidated financial statements.)

The Company's long-term debt outstanding increased from $11,954,000 at December 31, 1993 to $23,603,000 at June 30, 1994. This increase is primarily due to the $6,000,000 borrowed against the Company's environmental subsidiary's line of credit during 1994 and the issuance of $2,251,000 in tax exempt revenue bonds to finance the construction of a landfill in Wayne County, Georgia as described in
Note 8 to the consolidated financial statements.

The Company's other long-term liabilities increased from $2,705,000 at December 31, 1993 to $12,733,000 at June 30, 1994. This increase is primarily due to the normal increase in landfill closure and post-closure costs accrued, as well as an increase in the long-term accrual for reclamation on the Company's coal mining properties and contingency reserves recorded in connection with the Company's disposal described in Note 2 to the consolidated financial statements.

                        LIQUIDITY AND CAPITAL RESOURCES
                        -------------------------------

The working capital needs of the Company have been met primarily through a combination of funds provided by banks and other institutions and cash generated through operations.

As of June 30, 1994, the Company had the following amounts available under the various financing arrangements:

     $3,332,000  remaining available under its coal line of credit, secured by certain accounts receivable and coal inventory, bearing interest at prime.

     $15,235,000 remaining available under its environmental line of credit, secured by substantially all of its environmental assets, bearing interest at prime plus 3/4%.

     $5,149,000  remaining available under its environmental revenue bonds. (See
                 Note 8 to the consolidated financial statements.)

Subsequent to June 30, 1994, the Company entered into a $9,330,000 gold loan to finance the development of certain gold operations. (See Note 8 to the consolidated financial statements.)

There are certain environmental contingencies related to the Company's coal operations and integrated solid waste disposal system operations, primarily land reclamation obligations and landfill closure obligations, respectively. Under current federal and state surface mining laws, the Company is required to reclaim land where surface mining operations are conducted. Accruals for the estimated cost of restoring the land are provided as mining takes place, based upon engineering estimates of costs. The Company also estimates and records its costs associated with closure and post-closure monitoring and maintenance for operating landfills based upon relevant government regulations. Accruals for these closure and post-closure costs are provided as permitted airspace of the landfill is consumed. The Company revises its estimates on a periodic basis.
As of June 30, 1994, the Company had accrued expenses for reclamation and closure costs of approximately $16,886,000. Because of the long-term nature of these obligations, there is a possibility that such obligations, when ultimately paid, may differ substantially from the recorded accrued expenses, thus affecting the Company's liquidity.

In 1990, the Company implemented a self-insurance program to cover most of its employees for workes' compensation, including black lung benefits. Black lung expense is being provided, based upon a recent actuarial study, over the estimated remaining working lives of the miners using accounting methods similar to that of a defined benefit pension plan. Benefits provided are subject to federal and state law and, thus, are not under the control of the Company. As of June 30, 1994, the Company had a reserve for workers' compensation, including black lung benefits, of approximately $2,600,000. Because of the long-term nature of these obligations, there is a possibility that workers' compensation (including black lung) obligations, when ultimately settled and paid, may differ substantially from the recorded balance and thus affect the Company's liquidity.

The Company believes that its present financial condition, considering the funds available under the existing financing agreements, the proceeds received from the sale of certain coal subsidiaries (see Note 2 to the consolidated financial statements), and internal financial resources, provides adequate capital reserves and liquidity.

The overall net decrease in cash and cash equivalents was $3,481,000 and $19,158,000 for the six months ended June 30, 1994 and 1993, respectively. Such net decrease reflects net cash used in operating, investing and financing activities.

Net cash used in operating activities was $13,397,000 and $3,144,000 for the six months ended June 30, 1994 and 1993, respectively. These fluctuations among years primarily reflect changes in working capital items whereby increases in net working capital would cause a decline in net cash provided by operating activities.

During the six months ended June 30, 1994, the Company's working capital (net of non-cash activity) increased by $21,461,000, which primarily consists of a $14,447,000 increase in accounts receivable and a $11,105,000 decrease in accrued expenses, net of a $3,603,000 increase in accounts payable. During the six months ended June 30, 1993, the Company's working capital increased by $15,941,000, which primarily consists of a $6,905,000 increase in inventories, a $11,390,000 increase in accounts receivable and a $6,504,000 increase in prepaid expenses and other, net of a $3,626,000 increase in accrued expenses and a $3,222,000 increase in accounts payable.

Net cash provided by (used in) investing activities was $149,679,000 and ($17,687,000) for the six months ended June 30, 1994 and 1993, respectively.
The 1994 amount primarily consists of net proceeds of $185,074,000 from the sale of coal subsidiaries, net of property, plant and equipment purchases of $24,369,000 and investment purchases of $9,000,000. The 1993 amount primarily consists of property, plant and equipment purchases.

Net cash provided by (used in) financing activities was ($139,763,000) and $1,673,000 for the six months ended June 30, 1994 and 1993, respectively. The 1994 amount primarily represents net repayments of long-term debt and the revolving lines of credit. The 1993 amount primarily represents proceeds of $3,570,000 from the issuance of common stock, net of repayments of long-term debt of $4,193,000.

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

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.
         -----------------

         Reference is hereby made to the discussion under Item 3, Legal Proceedings of the Company's Form 10-K for the fiscal year ended December 31, 1993 concerning litigation between the Company and Consumers Power Company ("Consumers Power") in Boyd Circuit Court in Boyd County, Kentucky. In June, 1994, the Company and Consumers Power settled all claims between them related to the litigation. In accordance with the settlement, the Company will pay Pittston Coal Sales Corp. ("Pittston Coal Sales"), as the Company's successor in the contract with Consumers Power, $2.78 per ton of coal shipped under the contract with Consumers Power after January 1, 1994. The per ton payment is to be paid only on the first 720,000 tons of coal shipped, in an amount not to exceed $2,000,000. Payments are due to Pittston Coal Sales in January of the year following the shipments of coal, e.g., the first payment is due in January, 1995. Pursuant to the settlement, on August 8, 1994, the Kentucky Court of Appeals dismissed the appeal of Consumers Power with respect to the grant of summary judgment. Pursuant to the settlement, on August 11, 1994, the Boyd Circuit Court dismissed with prejudice all claims between the Company and Consumers Power.

Item 2.  Changes in Securities.
         ---------------------

         None.

Item 3.  Defaults upon Senior Securities.
         -------------------------------

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

         (a) A special meeting of stockholders (the "Special Meeting") was held on January 11, 1994. The annual meeting of stockholders (the "Annual Meeting") was held on July 12, 1994.

         (b) Not applicable.

         (c) Briefly described below is each matter voted upon at the Special Meeting and the Annual Meeting, and the number of votes cast for, against or withheld, as well as the number of abstentions. There were no broker non-votes on any matters.

              (1) A proposal to sell all of the Company's stock in five indirectly owned subsidiaries to a subsidiary of The Pittston Company was approved at the Special Meeting. The results of the vote were:
         10,501,167 shares were voted For; 750 shares were voted Against; and 3,306 shares Abstained.

          (2) Vote count on re-election of Directors at the Annual Meeting:

             Director              For      Withheld
          ------------------    ----------  --------
          Larry Addington       14,247,866   42,215
          Bruce Addington       14,247,966   42,115
          Robert Addington      14,247,966   42,115
          Carl R. Whitehouse    14,247,966   42,115
          Jack C. Fisher        14,247,966   42,115

              (3) Arthur Andersen & Co. was appointed as the Company's independent public accountants for the fiscal year ending December 31, 1994 at the Annual Meeting. The results of the vote were: 14,289,181 shares were voted For; 550 shares were voted Against; and 350 shares Abstained.

Item 5.  Other Information.
         -----------------

         None.

Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

         (a)  List of Exhibits Filed.
              ----------------------

              Exhibit 10.1 Letter Agreement dated as of May 21, 1994 between the Company and Kirby Taylor relating to employment.

         (b)  Reports on Form 8-K.
              -------------------

              None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     ADDINGTON RESOURCES, INC.
                                     (Registrant)



Date:   August 11, 1994              By: /s/ Larry Addington
     ----------------------------       ----------------------------------------
                                         Larry Addington
                                         President, Chief Executive Officer,
                                         Director

Date:   August 11, 1994              By: /s/ R. Douglas Striebel
     ----------------------------       ----------------------------------------
                                         R. Douglas Striebel
                                         Vice President, Chief Financial Officer