Form 10-Q
period 1994-09-30
ADDINGTON RESOURCES INC
filed 1994-11-14
CIK 810665

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE _____ACT OF 1934

For the quarterly period ended  September 30, 1994
                               _________________________________________________

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES _____EXCHANGE ACT OF 1934

For the transition period from                          to
                               ________________________    _____________________


                         Commission file number 0-16498
                                                _______


                           ADDINGTON RESOURCES, INC.
________________________________________________________________________________
             (Exact name of registrant as specified in its charter)


             DELAWARE                                      61-1125039
________________________________________________________________________________
  (State or other jurisdiction                      (IRS Employer ID Number)
of incorporation or organization)


                             1500 N. Big Run Road
                              Ashland, KY  41102
________________________________________________________________________________

Registrant's telephone number,
    including area code                                  (606) 928-3433
                                                         ______________

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.               Yes  x          No
                                                           _____          _____

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

     Class - Common stock, $1.00 Par Value
     _____

     Outstanding at November 11, 1994 - 15,853,351 shares
     ________________________________

                   ADDINGTON RESOURCES, INC. AND SUBSIDIARIES
                   ------------------------------------------

                                     INDEX
                                     -----

                                                                     Page No.
                                                                     --------

PART I.  Financial Information

         ITEM 1.  Financial Statements

                  Balance Sheets as of September 30, 1994
                   (Unaudited) and December 31, 1993                   3-4

                  Statements of Operations (Unaudited)
                   Three Months and Nine Months Ended
                   September 30, 1994 and 1993                         5-6

                  Statements of Cash Flows (Unaudited)
                   Nine Months Ended September 30,
                   1994 and 1993                                       7-8

                  Notes to Financial Statements
                   (Unaudited)                                         9-15

         ITEM 2.  Management's Discussion and Analysis
                   of Financial Condition and Results
                   of Operations                                      16-28

PART II.  Other Information                                             29

SIGNATURES                                                              30

ITEM 1
                  ADDINGTON RESOURCES, INC. AND SUBSIDIARIES
                  ------------------------------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                                    ASSETS
                                    ------





                                          September 30,      December 31,
                                              1994               1993
                                          ------------       ------------
                                          (Unaudited)
CURRENT ASSETS:
 Cash and cash equivalents                $  5,821,862       $ 13,744,002
 Short-term investments                     10,000,000             -
 Accounts receivable                        21,258,107          8,945,515
 Net assets held for disposal                   -             141,865,803
 Inventories                                 7,763,191         11,803,046
 Prepaid expenses and other                  5,672,160          7,717,738
                                           -----------       ------------
  Total current assets                      50,515,320        184,076,104
                                           -----------       ------------

PROPERTY, PLANT AND EQUIPMENT, at cost     182,882,635        139,054,751
 Less - Accumulated depreciation           (28,305,848)       (22,664,255)
                                          ------------       ------------
                                           154,576,787        116,390,496
                                          ------------       ------------

MINERAL RESERVES, at cost                    1,141,571          1,703,623
 Less - Accumulated amortization               (18,489)           (18,489)
                                          ------------       ------------
                                             1,123,082          1,685,134
                                          ------------       ------------

OTHER ASSETS                                11,793,675         13,506,692
                                          ------------       ------------
  Total assets                            $218,008,864       $315,658,426
                                          ============       ============

                   ADDINGTON RESOURCES, INC. AND SUBSIDIARIES
                   ------------------------------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------




                                                 September 30,    December 31,
                                                     1994             1993
                                                 -------------    ------------
                                                  (Unaudited)
CURRENT LIABILITIES:
 Accounts payable                                $ 13,174,269     $  5,609,230
 Revolving lines of credit                          7,500,000       23,441,737
 Current portion of long-term debt                    950,490      126,228,033
 Accrued expenses and other                        20,818,990       13,714,495
 Current portion of deferred income taxes              -             3,666,000
                                                 ------------     ------------
   Total current liabilities                       42,443,749      172,659,495
                                                 ------------     ------------

LONG-TERM DEBT, less current portion               40,357,688       11,954,354
                                                 ------------     ------------

OTHER LONG-TERM LIABILITIES                        14,215,950        2,705,213
                                                 ------------     ------------

DEFERRED INCOME TAXES                               1,043,525        3,406,184
                                                 ------------     ------------

COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY (Note 5):
 Common stock, $1.00 par value; 30,000,000
  shares authorized, 15,852,851 and 15,675,378
  shares outstanding at September 30, 1994 and
  December 31, 1993, respectively                  15,852,851       15,675,378
 Paid-in capital                                   83,789,397       81,544,648
 Retained earnings                                 20,305,704       27,713,154
                                                 ------------     ------------
   Total stockholders' equity                     119,947,952      124,933,180
                                                 ------------     ------------
  Total liabilities and stockholders' equity     $218,008,864     $315,658,426
                                                 ============     ============

                   ADDINGTON RESOURCES, INC. AND SUBSIDIARIES
                   ------------------------------------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                                  (Unaudited)




                                    THREE MONTHS ENDED                   NINE MONTHS ENDED
                             --------------------------------     --------------------------------
                             September 30,       September 30,    September 30,       September 30,
                                 1994                1993             1994                1993
                             ------------        ------------     ------------        ------------
REVENUES:
 Mining                      $ 29,280,209        $ 95,060,000     $ 88,043,568        $258,766,188
 Environmental                  9,942,125           6,489,426       25,660,287          17,213,464
 Other                            492,152              -             1,147,597             260,000
                             ------------        ------------     ------------        ------------
                               39,714,486         101,549,426      114,851,452         276,239,652
                             ------------        ------------     ------------        ------------
COSTS AND EXPENSES:
 Cost of operations            31,876,440          79,582,428       91,783,110         225,059,750
 Provision for asset
  write down                    6,023,948              -             6,023,948              -
 Depreciation and
  amortization                  2,326,042           8,603,469        6,037,878          23,086,794
 Selling, general and
  administrative                3,439,001           5,733,006        8,582,092          15,833,943
                             ------------        ------------     ------------        ------------
                               43,665,431          93,918,903      112,427,028         263,980,487
                             ------------        ------------     ------------        ------------
INCOME (LOSS) FROM
 OPERATIONS                    (3,950,945)          7,630,523        2,424,424          12,259,165
                             ------------        ------------     ------------        ------------
INTEREST AND OTHER INCOME
(EXPENSE):
 Interest income                  292,006              95,451          674,341             456,890
 Interest expense                (265,852)         (4,502,982)        (421,391)        (12,412,064)
 Gain (loss) on sale of
  coal subsidiaries            (6,275,227)              -           (6,156,728)              -
 Gain (loss) on sale of
  assets                           61,316             (17,788)           2,729             (46,926)
 Other, net                    (7,980,738)            286,146       (8,149,825)            815,421
                             ------------        ------------     ------------        ------------
                              (14,168,495)         (4,139,173)     (14,050,874)        (11,186,679)
                             ------------        ------------     ------------        ------------
 Income (loss) before
  income taxes               $(18,119,440)       $  3,491,350      (11,626,450)       $  1,072,486
                             ------------        ------------     ------------        ------------

                   ADDINGTON RESOURCES, INC. AND SUBSIDIARIES
                   ------------------------------------------

               CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
               -------------------------------------------------
                                  (Unaudited)



                                             THREE MONTHS ENDED                  NINE MONTHS ENDED
                                      --------------------------------    -------------------------------
                                      September 30,       September 30,   September 30,      September 30,
                                          1994                1993            1994               1993
                                      -------------       ------------    ------------       ------------
INCOME TAX PROVISIONS
  (BENEFITS):
  Federal                             $ (5,400,000)       $   750,000     $(3,688,000)       $   146,500
  State                                   (900,000)           250,000        (531,000)           149,500
                                      ------------        -----------     -----------        -----------
                                        (6,300,000)         1,000,000      (4,219,000)           296,000
                                      ------------        -----------     -----------        -----------

Net income (loss)                     $(11,819,440)       $ 2,491,350      (7,407,450)       $   776,486
                                      ============        ===========     ===========        ===========

NET INCOME (LOSS) PER SHARE           $       (.75)       $       .16     $      (.47)       $       .05
                                      ============        ===========     ===========        ===========

Average shares of stock
  outstanding                           15,852,851         15,935,298      15,780,170         15,860,814
                                      ============        ===========     ===========        ===========


                   ADDINGTON RESOURCES, INC. AND SUBSIDIARIES
                   ------------------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (Unaudited)

                                                         NINE MONTHS ENDED
                                                  -------------------------------
                                                  September 30,       September 30,
                                                      1994                1993
                                                  -------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                $ (7,407,450)       $    776,486
                                                  ------------        ------------
 Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
    Depreciation and amortization                    6,037,878          23,086,794
    Loss on sale of coal subsidiaries                6,156,728              -
    Asset write downs                               13,957,881              -
    Gain (loss) on sale of assets                       (2,729)             46,926
 Change in assets and liabilities, net of
  effects of acquisitions and disposals:
  (Increase) decrease in:
    Accounts receivable                            (14,600,905)        (12,623,417)
    Inventories                                       (754,486)         (2,471,771)
    Prepaid expenses and other                       1,137,352          (2,685,030)
    Other assets                                       168,574          (1,987,286)
  Increase (decrease) in:
    Accounts payable                                 7,437,366           7,687,888
    Accrued expenses and other                     (19,249,378)          8,622,170
    Accrued income taxes                               597,170             131,975
    Deferred income taxes                           (6,028,659)            776,148
    Other liabilities                                1,442,272              -
                                                  ------------        ------------
     Total adjustments                              (3,700,936)         20,584,397
                                                  ------------        ------------
     Net cash provided by (used in)
       operating activities                        (11,108,386)         21,360,883
                                                  ------------        ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sale of coal subsidiaries           185,074,261              -
 Proceeds from sale of assets                        1,713,351             268,975
 Aquisitions of short-term investments             (10,000,000)             -
 Acquisition of mineral reserves                    (1,550,000)         (5,495,140)
 Additions to property, plant and equipment        (49,151,576)        (33,532,786)
 Acquisitions of coal sales contracts               (1,203,457)             -
 Acquisition of environmental companies,
  net of cash acquired                              (2,057,073)             -
                                                  ------------        ------------
     Net cash provided by (used in)
       investing activities                       $122,825,506        $(38,758,951)
                                                  ------------        ------------

                   ADDINGTON RESOURCES, INC. AND SUBSIDIARIES
                   ------------------------------------------

               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
               -------------------------------------------------
                                  (Unaudited)

                                                       NINE MONTHS ENDED
                                                --------------------------------
                                                  September 30,     September 30,
                                                      1994              1993
                                                ---------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of long-term debt                      $  30,516,749      $ 5,023,586
 Repayments of long-term debt                     (134,444,519)      (2,954,988)
 Net repayments on revolving lines of credit       (15,941,737)       1,999,422
 Proceeds from issuance of common stock                340,800        3,793,500
 Financing costs incurred                             (110,553)          -
                                                 -------------       ----------
  Net cash provided by (used in)
   financing activities                           (119,639,260)       7,861,520
                                                 -------------       ----------

  Net decrease in cash and cash
   equivalents                                      (7,922,140)      (9,536,548)

CASH AND CASH EQUIVALENTS, beginning of period      13,744,002       32,955,151
                                                 -------------      -----------
CASH AND CASH EQUIVALENTS, end of period         $   5,821,862      $23,418,603
                                                 =============      ===========


Note: For purposes of these statements, the Company and its subsidiaries consider short-term investments having maturities of three months or less at the time of purchase to be cash equivalents.

       The cash amounts of interest and income taxes paid by the Company and its subsidiaries during the nine months ended September 30, 1994 and 1993 are as follows:

                                                     1994          1993
                                                   ---------    -----------
          Interest, net of amounts capitalized
            of approximately $884,000
            and $1,594,000, respectively           $421,000     $10,965,215
          Income taxes                               55,845       2,281,000

       During the nine months ended September 30, 1994 and 1993, the Company acquired property, plant and equipment and mineral reserves of approximately $2,800,000 and $12,788,000, respectively, by assuming certain liabilities and by the issuance of common stock. During the nine months ended September 30, 1994, the Company wrote off certain assets of approximately $9.3 million against previously established reserves and other accruals recorded in connection with the company's de-emphasis of its mining operations (see Note 2 to the consolidated financial statements). Such non-cash activity has been excluded from the above statements of cash flows.

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

     The accompanying consolidated financial statements as of September 30, 1994 and 1993 include the accounts of Addington Resources, Inc. (the Company) and its wholly-owned subsidiary, Addington Holding Company, Inc. and its wholly-owned subsidiaries.

     In the opinion of management, the accompanying consolidated unaudited financial statements include all adjustments necessary to present fairly the Company's financial position as of September 30, 1994 and results of operations for the three months and nine months ended September 30, 1994 and 1993. All adjustments were of a normal recurring nature. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.

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

     The subsidiaries sold to Pittston include: Addington, Inc. and its wholly-owned subsidiary, Ironton Coal Company; Appalachian Mining, Inc.; Appalachian Land Company; Vandalia Resources, Inc; and Kanawha Development Corporation. The operations of these subsidiaries are located in Ohio, West Virginia and Kentucky.

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

     The Company initially recorded a pre-tax gain of approximately $118,000 in connection with this transaction. Included in the calculation of this gain, the Company established certain reclamation reserves due to the phase-down of production from those mines retained by the Company. The Company also established other contingency reserves due to the de-emphasis of its mining operations. During the third quarter of 1994, the Company reduced the gain recorded on this transaction by $6,275,000. The reduction in the gain previously recorded is a result of the Company settling the working capital adjustment dispute with Pittston and adjusting certain other contingency reserves specifically set up in connection with this transaction.

     After the transaction discussed above, the Company continues to own and operate four eastern Kentucky mines with estimated annual production capacity of 3,000,000 tons per year. Future production from these retained coal mines will be placed on the Pittston Coal Supply Contract, a new coal supply contract entered into with The Cincinnati Gas & Electric Company (the "CG&E Coal Supply Contract") and a new coal supply contract with Kentucky Utilities (the "KU Coal Supply Contract" - see Note 10 to the consolidated financial statements). The CG&E Coal Supply Contract calls for the sale of 5,400,000 tons of coal over six years beginning January 1, 1994. The KU Coal Supply Contract calls for the sale of 578,000 tons of coal over 1.5 years beginning August, 1994.

3.   Inventories-
     -----------

     As of September 30, 1994 and December 31, 1993 inventories consisted of:

                                         September 30, December 31,
                                             1994         1993
                                         ------------  -----------
                                          (Unaudited)
              Coal                        $5,510,361   $10,222,372
              Supplies and Parts           2,252,830     1,580,674
                                          ----------   -----------
                                          $7,763,191   $11,803,046
                                          ==========   ===========

4.   Commitments and Contingencies-
     -----------------------------

          (a) Coal Sales Contracts
          ------------------------

          Following the transactions discussed in Notes 2 and 10 to the consolidated financial statements, the Company has commitments to deliver scheduled base quantities of coal annually to three customers under three coal sales contracts. One contract expires in 1996, one expires in 1997 and one expires in 2000. The contracts have sales price adjustment provisions, subject to certain limitations and adjustments, based on changes in specified production costs.

5.   Related Party Transactions-
     --------------------------

     The Company has dealt with certain companies or individuals which are related parties either by having stockholders in common or because they are controlled by stockholders/officers or by relatives of stockholders/ officers of the Company. The Company recorded various expenses to related parties consisting of approximately $5,083,000 and $13,263,000 for trucking services for the nine month periods ending September 30, 1994 and 1993, respectively, and office rent of $82,500 for the nine month periods ending September 30, 1994 and 1993.

     The Company had amounts payable to related parties of $355,000 and $391,000 as of September 30, 1994 and December 31, 1993, respectively.

6.   Stockholders' Equity-
     --------------------

     During the nine months ended September 30, 1994 and 1993, 28,800 and 386,000 shares, respectively, of common stock were issued in connection with the exercise of stock options. During the nine months ended
     September 30, 1994, 148,673 shares of common stock were issued in connection with the purchase of a landfill as discussed in Note 9 to the consolidated financial statements. As a result, common stock increased $177,473 and $386,000, respectively, and paid-in capital increased $2,244,749 and $3,407,500, respectively, during the nine months ended September 30, 1994 and 1993.

7.  Short-term Investments-
    ----------------------

     Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investment in Debt and Equity Securities" (SFAS 115), became effective for the Company as of January 1, 1994. In accordance with SFAS 115, the Company's securities investments at September 30, 1994, which consist solely of investments in economic development revenue bonds, are deemed as "available-for-sale" and are reported at their fair value of $10 million. As the fair value approximates the cost of such investments, there were no unrealized holding gains or losses associated with such investments for the nine months ended September 30, 1994. The market value of the investments was determined based on quoted market prices.

     The investments have stated maturity dates of December 1, 2015 and January 1, 2006, but may be redeemed at face value at any time by the Company. No investments were sold or redeemed by the Company during the nine months ended September 30, 1994.

8.   Financing Arrangements-
     ----------------------

     (a) Revenue Bonds
     -----------------

     In June, 1994, the Company's environmental subsidiary, Broadhurst Environmental, Inc., together with the Wayne County Solid Waste Management Authority, agreed to issue up to $7,400,000 of tax exempt revenue bonds to finance the construction and development of a landfill in Wayne County, Georgia. The bonds are issued on an as needed basis as construction of the landfill progresses. These bonds mature on July 1, 2014 and bear interest at a rate that floats on a weekly basis. The interest rate fluctuates based on the rate of interest that competitive securities would bear having similar credit and maturity characteristics. The bonds are subject to a maximum interest rate of 12% per annum. The initial interest rate of the bonds was 3.45% per annum. The interest rate as of September 30, 1994 was 4.05% per annum. The bonds are supported by an irrevocable letter of credit issued by The First National Bank of Boston. The fee charged by the bank for the letter of credit is 1.5% per annum.

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

     In October, 1994, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments", which requires certain disclosures about financial instruments such as the aforementioned hedging agreement. The Statement becomes effective for financial statements issued for fiscal years ending after December 15, 1994. The Company does not expect the new Statement to have a material effect on its consolidated financial statements.

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

     The landfill is located in Union County, Kentucky. The acquisition included a newly issued contained landfill construction permit. The new facility is located adjacent to the existing landfill, was built to current federal and state landfill standards, and opened in November, 1994.

10.  Coal Contract Acquisition-
     -------------------------

     During August, 1994, the Company acquired a coal contract with Kentucky Utilities from a third party. The Company paid $1.2 million for the rights to ship approximately 578,000 tons over the next 1.5 years at a sales price of approximately $32.30 per ton.

11.  Restructuring and Other Charges-
     -------------------------------

     During the third quarter of 1994, the Company recorded certain restructuring charges and other one-time charges. The charges that are included in the provision for asset write-downs in operating expenses in the Company's September 30, 1994 consolidated statement of operations are as follows:

     (a) $3.4 million to write off the Company's investment in its limestone project. Due to financing constraints, the Company has determined that it will no longer pursue the development of its limestone assets. As a result, the entire investment in these assets has been written off.

     (b) $2 million to write off certain coal assets that will no longer be utilized or recovered in the remaining coal operations. These asset write-offs include approximately $1.1 million of receivables that have been deemed to be uncollectable and a $900,000 write-down associated with a dock owned by the Company which is no longer being utilized.

     (c) $670,000 associated with certain environmental projects. The Company had previously incurred costs associated with certain environmental projects which will no longer be pursued. As a result, such costs associated with these projects have been written off.

     The charges that are included in other expense in the Company's September 30, 1994 consolidated statement of operations are as follows:

     (a) $6.8 million associated with reserving for the remaining balance of a note receivable taken in connection with a sale of a coal subsidiary in April, 1992 and certain other expenses associated with this transaction. During April, 1992, the Company sold all of the outstanding stock of one of its subsidiaries, Southern Illinois Mining Company, Inc., to Marion Mining Corp. ("Marion") for $1 million cash and an approximately $10.4 million promissory note. Subsequent to this transaction, Marion has filed bankruptcy.

         During the fourth quarter of 1993, the Company established a $5.8 million reserve against this note receivable. Such valuation was determined considering the estimated ultimate realizable value of the assets that would be recovered from bankruptcy. During the third quarter of 1994, the Company determined that the net value of the assets that will be recovered from bankruptcy will be substantially less than previously expected. Therefore, the Company fully reserved for this note receivable during the third quarter of 1994 and reserved for certain other expenses that will be incurred in connection with bringing this bankruptcy proceeding to a conclusion.

     (b) $1.2 million associated with writing off the Company's investment in a recycling company. The Company had initially invested in a company that developed certain recycling technology. This company is presently experiencing substantial financial difficulties and management believes its carrying value is permanently impaired. As a result, the Company decided to write off its entire investment in this company during the third quarter of 1994.

ITEM 2

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS
                             ---------------------

      QUARTER ENDED SEPTEMBER 30, 1994 COMPARED WITH SAME PERIOD IN 1993
      ------------------------------------------------------------------


Net loss during the quarter ended September 30, 1994 was $11,819,000 or $.75 per share compared to net income of $2,491,000 or $.16 per share for the comparable quarter of 1993. Net income during the third quarter of 1994 was adversely affected due to certain restructuring charges and other one-time charges, including the following:

     (1)  The charges that are included in operating expenses are as follows:

     (a) $3.4 million to write off the Company's investment in its limestone project. Due to financing constraints, the Company has determined that it will no longer pursue the development of its limestone assets. As a result, the entire investment in these assets has been written off.

     (b) $2 million to write off certain coal assets that will no longer be utilized or recovered in the remaining coal operations. These asset write-offs include approximately $1.1 million of receivables that have been deemed to be uncollectable and a $900,000 write down associated with a dock owned by the Company which is no longer being utilized.

     (c) $670,000 associated with certain environmental projects. The Company had previously incurred costs associated with certain environmental projects which will no longer be pursued. As a result, such costs associated with these projects have been written off.

     (d) $670,000 in selling, general and administrative expenses related to certain non-recurring one-time expenses associated with certain management and legal fees in connection with the Company's attempts to sell its remaining coal operations and other one-time corporate charges.

     (2) The charges that are included in other expense in the Company's September 30, 1994 consolidated statement of operations are as follows:

     (a) $6.8 million associated with reserving for the remaining balance of a note receivable taken in connection with a sale of a coal subsidiary in April, 1992 and certain other expenses associated with this transaction. During April, 1992, the Company sold all of the outstanding stock of one of its subsidiaries, Southern Illinois Mining Company, Inc., to Marion Mining Corp. ("Marion") for $1 million cash and an ap-proximately $10.4 million promissory note. Subsequent to this transaction, Marion has filed bankruptcy.

          During the fourth quarter of 1993, the Company established a $5.8 million reserve against this note receivable. Such valuation was determined considering the estimated ultimate realizable value of the assets that would be recovered from bankruptcy. During the third quarter of 1994, the Company determined that the net value of the assets that will be recovered from bankruptcy will be substantially less than previously expected. Therefore, the Company fully reserved for this note receivable during the third quarter of 1994 and reserved for certain other expenses that will be incurred in connection with bringing this bankruptcy proceeding to a conclusion.

     (b) $1.2 million associated with writing off the Company's investment in a recycling company. The Company had initially invested in a company that developed certain recycling technology. This company is presently experiencing substantial financial difficulties and management believes its carrying value is permanently impaired. As a result, the Company decided to write off its entire investment in this company during the third quarter of 1994.

     (c) $6.3 million associated with the settlement of the working capital ad-justment dispute associated with the sale of certain coal subsidiaries to The Pittston Company ("Pittston"). (See Note 2 to the consolidated financial statements.)

The Company's mining revenues decreased from $95,060,000 in the quarter ended September 30, 1993 to $29,280,000 in the quarter ended September 30, 1994.
This decline in mining revenues is primarily due to a decrease in tons sold from 2,908,000 in the quarter ended September 30, 1993 to 980,000 tons sold in the quarter ended September 30, 1994. The Company also experienced a decrease in average sales price per ton from $29.72 per ton recognized in the quarter ended September 30, 1993 to $26.14 per ton recognized in the quarter ended September 30, 1994. These declines in mining revenues and sales price per ton are primarily attributable to the sale of five of the Company's coal subsidiaries in January, 1994. (See Note 2 to the consolidated financial statements.)

Total environmental revenues increased to $9,942,000 during the three months ended September 30, 1994 compared to $6,489,000 during the three months ended September 30, 1993. Income from environmental operations decreased to $751,000 for the three months ended September 30, 1994 compared to $857,000 for the three months ended September 30, 1993. The primary reason for the substantial increase in total environmental revenues is an increase in tons of waste received from 199,000 tons during the quarter ended September 30, 1993 to 305,000 tons during the quarter ended September 30, 1994. Income from operations decreased as a result of incurred costs of $670,000 related to abandoned environmental projects being written off during the three months ended September 30, 1994 and one-time restructuring charges of $282,000 incurred during the three months ended September 30, 1994.

Included in environmental revenues and environmental income from operations is revenue and income from operations generated by the Company's landfill operations and waste collection services. During the quarter ended September 30, 1994, the Company's landfill operations generated $6,361,000 of revenue and $2,741,000 of income from operations. During the quarter ended September 30, 1994, the Company's waste collection services generated $3,581,000 of revenue and $1,036,000 of losses from operations. During the quarter ended September 30, 1993, the Company's landfill operations generated $4,351,000 of revenue and $1,504,000 of income from operations. During the quarter ended September 30, 1993, the Company's waste collection services generated $2,138,000 of revenue and $647,000 of losses from operations.

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

The Company generated revenue of $372,000 related to this licensing agreement with Joy for the three months ended September 30, 1994. The Company generated no revenue from this licensing agreement during the three months ended September 30, 1993.

As a percentage of total revenues, cost of operations increased from 78% for the three months ended September 30, 1993 to 80% for the three months ended September 30, 1994. This increase is primarily due to the sale of a major portion of the Company's coal operations to Pittston in January, 1994. Included in the sale were various high-priced coal contracts contributing high operating margins to the Company. (See Note 2 to the consolidated financial statements.)

Depreciation and amortization decreased from $8,603,000 in the three months ended September 30, 1993 to $2,326,000 in the three months ended September 30, 1994. This 73% decrease is primarily attributable to a decrease in depreciable coal mining assets. This decrease in coal mining assets is due to the sale of the five coal subsidiaries to Pittston on January 14, 1994.

Selling, general and administrative expenses decreased from $5,733,000 during the three months ended September 30, 1993 to $3,439,000 during the three months ended September 30, 1994. This decrease is primarily attributable to a decline in sales commissions paid based on coal sold under certain coal supply contracts. This decline is due to the sale of the five coal subsidiaries to Pittston on January 14, 1994.

Interest expense decreased from $4,503,000 during the three months ended September 30, 1993 to $266,000 during the three months ended September 30, 1994. This decrease is due to the retirement of the Company's Senior Secured Notes and payoff of the Company's revolving line of credit relating to the coal operations that were sold. The amount of interest capitalized for the quarter ended September 30, 1994 and 1993 was $347,000 and $332,000, respectively.

Interest income increased from $95,000 during the quarter ended September 30, 1993 to $292,000 during the quarter ended September 30, 1994. This increase is due to an increase in the average amount of short-term investments outstanding.

The Company's effective tax rate during the quarter ended September 30, 1993 was 29% compared to the 35% tax rate recognized during the quarter ended September 30, 1994. Prior to the sale of a substantial portion of the Company's coal operations in January, 1994 (see Note 2 to the consolidated financial statements), the Company was able to utilize certain depletion deductions to reduce its tax rate below the statutory levels. After the sale, the Company has not generated as much depletion deductions. Therefore, the Company's effective tax rate is higher.

In addition to the restructuring charges and other one-time charges incurred during the quarter ended September 30, 1994, the Company has also determined to place the Company's citrus operations in Belize and a corporate jet for sale. The Company is currently evaluating the market value of its citrus operations in Belize and its corporate jet. At September 30, 1994, the book value of the citrus operations was $12,798,000 and the book value of the corporate jet was $3,311,000. The Company does not expect to recognize a loss on the disposals. The Company also implemented new capital expenditures, budgeting and forecasting procedures.

The Company has initiated a study to determine the advisability of distributing to the Company's shareholders the stock of one or more of its subsidiaries. Until the conclusion of the study, the Company cannot predict whether the spinoff or similar corporate transaction will be pursued.

    NINE MONTHS ENDED SEPTEMBER 30, 1994 COMPARED WITH SAME PERIOD IN 1993
    ----------------------------------------------------------------------

Net loss during the nine months ended September 30, 1994 was $7,407,000 or $.47 per share, compared to net income of $776,000 or $.05 per share for the comparable period of 1993. This significant decrease in net income is primarily atributable to the following:

     (1) Certain restructuring charges and other one-time charges included in operating expenses are as follows:

     (a) $3.4 million to write off the Company's investment in its limestone project. Due to financing constraints, the Company has determined that it will no longer pursue the development of its limestone assets. As a result, the entire investment in these assets has been written off.

     (b) $2 million to write off certain coal assets that will no longer be utilized or recovered in the remaining coal operations. These asset write-offs include approximately $1.1 million of receivables that have been deemed to be uncollectable and a $900,000 write down associated with a dock owned by the Company which is no longer being utilized.

     (c) $670,000 associated with certain environmental projects. The Company had previously incurred costs associated with certain environmental projects which will no longer be pursued. As a result, such costs associated with these projects have been written off.

     (d) $670,000 in general and administrative expenses related to certain non-recurring one-time expenses associated with certain management and legal fees in connection with the Company's attempts to sell its remaining coal operations and other one-time corporate charges.

     (2) Certain charges that are included in other expense in the Company's September 30, 1994 consolidated statement of operations are as follows:

     (a) $6.8 million associated with reserving for the remaining balance of a note receivable taken in connection with a sale of a coal subsidiary in April, 1992 and certain other expenses associated with this transaction. During April, 1992, the Company sold all of the outstanding stock of one of its subsidiaries, Southern Illinois Mining Company, Inc., to Marion Mining Corp. ("Marion") for $1 million cash and an approximately $10.4 million promissory note. Subsequent to this transaction, Marion has filed bankruptcy.

          During the fourth quarter of 1993, the Company established a $5.8 million reserve against this note receivable. Such valuation was determined considering the estimated ultimate realizable value of the assets that would be recovered from bankruptcy. During the third quarter of 1994, the Company determined that the net value of the assets that will be recovered from bankruptcy will be substantially less than previously expected. Therefore, the Company fully reserved for this note receivable during the third quarter of 1994 and reserved for certain other expenses that will be incurred in connection with bringing this bankruptcy proceeding to a conclusion.

     (b) $1.2 million associated with writing off the Company's investment in a recycling company. The Company had initially invested in a company that developed certain recycling technology. This company is presently experiencing substantial financial difficulties and management believes its carrying value is permanently impaired. As a result, the Company decided to write off its entire investment in this company during the third quarter of 1994.

     (3) Pursuant to the Stock Purchase Agreement dated September 24, 1993, (the "Agreement"), the Company entered into an agreement to sell the stock of five of its coal subsidiaries to an indirect wholly-owned subsidiary of The Pittston Minerals Group, Inc. ("Pittston") for $157 million cash. The Agreement also contemplated that, before closing, certain property, plant and equipment (the net book value of which was approximately $43 million as of December 31, 1993) would be transferred to other subsidiaries of the Company from the subsidiaries to be sold. In addition, the Company will retain all of the net working capital.

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

          With respect to the $157,000,000 sale price and the net working capital retained by the Company, approximately $2,500,000 was used to pay the Company's closing costs for the transaction, including a $1,000,000 payment to a consultant for the Company and $500,000 to the financial advisors for their services. The Company used approximately $131,725,000 of the proceeds to provide for the early redemption of its 12% Senior Secured Notes due July 1, 1995, including the payment of $4,288,000 as a redemption premium and approximately $2,437,000 in net interest through March 15, 1994 (the redemption date). In addition, the Company used certain of the proceeds to retire all indebtedness outstanding under the Company's revolving line of credit agreement related to its coal operations. The oustanding balance on the line of credit as of January 14, 1994 was $23,442,000. The Company also used approximately $3,800,000 to compensate its employees for ex-traordinary efforts expended in connection with the consummation of the transaction, including approximately $416,500 in connection with the termination of stock options held by employees who became employees of Pittston as a result of the transaction.

          As a result of this transaction, the net assets relating to the sales transaction appear as net assets held for disposal in the accompanying December 31, 1993 balance sheet. Additionally, since the $125,000,000 Senior Secured Notes were redeemed in connection with the transaction, they have been classified as a current liability in the accompanying December 31, 1993 balance sheet.

          The Company initially recorded a pre-tax gain of approximately $118,000 in connection with this transaction. Included in the calculation of this gain, the Company established certain reclamation reserves due to the phase-down of production from those mines retained by the Company. The Company also established other contingency reserves due to the de-emphasis of its mining operations. During the third quarter of 1994, the Company reduced the gain recorded on this transaction by $6,275,000. The reduction in the gain previously recorded is a result of the Company settling the working capital adjustment dispute with Pittston and adjusting certain other contingency reserves specifically set up in connection with this transaction.

          After the transaction discussed above, the Company continues to own and operate four eastern Kentucky mines with estimated annual production capacity of 3,000,000 tons per year. Future production from these retained coal mines will be placed on the Pittston Coal Supply Contract and a new coal supply contract entered into with The Cincinnati Gas & Electric Company (the "CG&E Coal Supply Contract") and a new coal supply contract with Kentucky Utilities (the "KU Coal Supply Contract" - see Note 10 to the consolidated financial statements). The CG&E Coal Supply Contract calls for the sale of 5,400,000 tons of coal over six years beginning January 1, 1994. The KU Coal Supply Contract calls for the sale of 578,000 tons of coal over 1.5 years beginning August, 1994.

          During the nine months ended September 30, 1993, these mines produced 1,581,000 tons with an average cost of operations of $27.24 per ton. The average sales price received by the Company from coal produced by these eastern Kentucky mines during the nine months ended September 30, 1993 was $31.09 per ton.

          During the nine months ended September 30, 1994, these mines produced 1,797,000 tons with an average cost of operations of $24.23 per ton. The average sales price received by the Company from coal produced by these eastern Kentucky mines during the nine months ended September 30, 1994 was $27.13 per ton.

     (4) During the nine months ended September 30, 1994, the Company recog-nized interest expense of approximately $421,000 compared to $12,412,000 during the nine months ended September 30, 1993. This substantial decline in interest expense is primarily due to the use of the proceeds from the sale of the five coal subsidiaries to retire the Company's $125,000,000 principal amount of 12% Senior Secured Notes and all indebtedness outstanding under the Company's revolving line of credit related to the coal operations that were sold. (See Note 2 to the consolidated financial statements.)

     (5) Adverse wet weather conditions during the first quarter of 1993 caused major inefficiencies at the Company's mining operations, causing a major increase in production costs.

The Company's mining revenues decreased from $258,766,000 in the nine months ended September 30, 1993 to $88,044,000 in the nine months ended September 30, 1994. This decline in mining revenues is primarily due to a decrease in tons sold from 8,006,000 tons in the nine months ended September 30, 1993 to 3,063,000 tons in the nine months ended September 30, 1994. The Company also experienced a decrease in average sales price per ton from $32.00 recognized in the nine months ended September 30, 1993 to $27.13 per ton recognized in the nine months ended September 30, 1994. These declines in mining revenues and sales price per ton are primarily attributable to the sale of five of the Company's coal subsidiaries in January, 1994. (See Note 2 to the consolidated financial statements.) Additionally, the Company recognized revenue of $4,827,000 associated with the sale of a highwall mining machine sold to Pittston during the nine months ended September 30, 1993.

Total environmental revenues and environmental income from operations increased to $25,660,000 and $3,419,000, respectively, during the nine months ended September 30, 1994 compared to total environmental revenues of $17,213,000 and environmental income from operations of $2,713,000 during the nine months ended September 30, 1993. Included in environmental revenues and environmental income from operations is revenue and income from operations generated by the Company's landfill operations and waste collection services. During the nine months ended September 30, 1994, the Company's landfill operations generated $17,365,000 of revenue and $6,615,000 of income from operations. During the nine months ended September 30, 1994, the Company's waste collection services generated $8,295,000 of revenues and $2,243,000 of losses from operations. Income from operations for the nine months ended September 30, 1994 included incurred costs of $670,000 related to abandoned environmental projects being written off and one-time restructuring charges of $282,000. During the nine months ended September 30, 1993, the Company's landfill operations generated $11,722,000 of revenue and $3,993,000 of income from operations. During the nine months ended September 30, 1993, the Company's waste collection services generated $5,491,000 of revenue and $1,280,000 of losses from operations. The primary reason for the substantial increases in total environmental revenues and income from operations is an increase in tons of waste received from 523,000 tons during the nine months ended September 30, 1993 to 801,000 tons during the nine months ended September 30, 1994.

The Company generated other revenue for the nine months ended September 30, 1994 of $945,000 related to the highwall mining system licensing agreement with Joy. During the nine months ended September 30, 1993, other revenue of $260,000 was generated from the highwall mining system licensing agreement.

As a percentage of total revenues, cost of operations decreased from 81% for the nine months ended September 30, 1993 to 80% for the nine months ended September 30, 1994. This decrease is primarily a result of improved operating results at the Company's environmental operations.

Depreciation and amortization decreased from $23,087,000 in the nine months ended September 30, 1993 to $6,038,000 in the nine months ended September 30, 1994. This 74% decrease is primarily attributable to a decrease in depreciable coal mining assets. This decrease in coal mining assets is due to the sale of the five coal subsidiaries to Pittston on January 14, 1994.

Selling, general and administrative expenses decreased from $15,834,000 during the nine months ended September 30, 1993 to $8,582,000 during the nine months ended September 30, 1994. This decrease is primarily attributable to a decline in sales commissions paid based on coal sold under certain coal supply contracts. This decline is due to the sale of the five coal subsidiaries to Pittson on January 14, 1994.

Interest expense decreased from $12,412,000 during the nine months ended September 30, 1993 to $421,000 during the nine months ended September 30, 1994. The decrease is due to the retirement of the Company's Senior Secured Notes and payoff of the Company's revolving line of credit relating to the coal operations that were sold. The amount of interest capitalized for the nine months ended September 30, 1994 and 1993 was $884,000 and $1,594,000, respectively.

Interest income increased from $457,000 during the nine months ended September 30, 1993 compared to $674,000 during the nine months ended September 30, 1994. This 47% increase is due to an increase in the average amount of short-term investments outstanding.

The Company's effective tax rate increased from 28% during the nine months ended September 30, 1993 compared to 36% during the nine months ended September 30, 1994. Prior to the sale of a substantial portion of the Company's coal operations in January, 1994 (see Note 2 to the consolidated financial statements), the Company was able to utilize certain depletion deductions to reduce its tax rate below the statutory levels. After the sale, the Company has not generated as much depletion deductions. Therefore, the Company's effective tax rate is higher.

The Company's cash, cash equivalents and short-term investments totalled $15,822,000 at September 30, 1994, compared to $13,744,000 at December 31, 1993.
This increase is primarily due to excess cash generated from the sale of the coal operations. (See Note 2 to the consolidated financial statements.)

Accounts receivable at September 30, 1994 totalled $21,258,000, compared to the balance of $8,946,000 at December 31, 1993. As of December 31, 1993, the accounts receivable related to the coal subsidiaries sold to Pittston were included in net assets held for disposal. The increase since that date represents accounts receivable generated by 1994 coal sales from the Company's retained mining operations. (See Note 2 to the consolidated financial statements.)

Inventories decreased to $7,763,000 at September 30, 1994, compared to $11,803,000 at December 31, 1993, primarily due to a decrease in tons of coal in inventory at September 30, 1994.

Prepaid expenses and other at September 30, 1994 totalled $5,672,000, compared to the balance of $7,718,000 at December 31, 1993. This decrease is primarily due to deferred selling costs of approximately $1,100,000 related to the sale of coal subsidiaries to Pittston on January 14, 1994 included in prepaid expenses at December 31, 1993 and a reduction in prepaid insurance associated with a decrease in the Company's mining operations.

Property, plant and equipment increased to $182,883,000 at September 30, 1994 compared to $139,055,000 at December 31, 1993. This 32% increase is primarily due to an increase in landfill and other environmental related development costs, the manufacture of additional highwall mining machines to be utilized by the Company in its third party contract mining operations and costs capitalized in association with the development of the Company's gold mining project in Arizona.

Mineral reserves decreased to $1,142,000 at September 30, 1994 compared to $1,704,000 at December 31, 1993, primarily due to the write off of certain limestone reserves during 1994. (See Note 11 to the consolidated financial statements.)

Accounts payable at September 30, 1994 increased to $13,174,000 as compared to the December 31, 1993 balance of $5,609,000, primarily due to accounts payable related to the coal subsidiaries sold to Pittston being included in net assets held for disposal at December 31, 1993.

The Company's new line of credit balance at September 30, 1994 totalled $7,500,000 compared to the December 31, 1993 balance of $23,442,000 drawn on the Company's previous line of credit related to its coal operations. This decrease is primarily due to the payoff of the Company's line of credit during the first quarter of 1994 with the proceeds generated from the sale of certain coal subsidiaries.

The Company's current portion of long-term debt outstanding decreased from $126,228,000 at December 31, 1993 to $950,000 at September 30, 1994, primarily due to proceeds from the sale of the five coal subsidiaries being utilized to reduce certain long-term debt. (See Note 2 to the consolidated financial statements.)

Accrued expenses and other liabilities increased to $20,819,000 at September 30, 1994 as compared to the $13,714,000 balance at December 31, 1993. This increase is attributable to an increase in the Company's accrual for reclamation and other contingency reserves related to the Company's retained coal operations. (See Note 2 to the consolidated financial statements.)

The Company's long-term debt outstanding increased from $11,954,000 at December 31, 1993 to $40,358,000 at September 30, 1994. This increase is primarily due to the $8,000,000 borrowed against the Company's environmental subsidiary's line of credit during 1994, the issuance of $7,400,000 in tax exempt revenue bonds to finance the construction of a landfill in Wayne County, Georgia and $10,131,000 in loans related to the Company's gold mining operations. (See Note 8 to the consolidated financial statements.)

The Company's other long-term liabilities increased from $2,705,000 at December 31, 1993 to $14,216,000 at September 30, 1994. This increase is primarily due to the normal increase in landfill closure and post-closure costs accrued, as well as an increase in the long-term accrual for reclamation on the Company's coal mining properties recorded in connection with the Company's disposal described in Note 2 to the consolidated financial statements.

                        LIQUIDITY AND CAPITAL RESOURCES
                        -------------------------------


The working capital needs of the Company have been met primarily through a combination of funds provided by banks and other institutions and cash generated through operations.

As of September 30, 1994, the Company had the following amounts available under the various financing arrangements:

     $7,500,000   remaining available under its coal line of credit, secured by certain accounts receivable, coal inventory and certain mining equipment, bearing interest at prime.

     $13,000,000  remaining available under its environmental line of credit, secured by substantially all of its environmental assets, bearing interest at prime plus 3/4%.

There are certain environmental contingencies related to the Company's coal operations and integrated solid waste disposal system operations, primarily land reclamation obligations and landfill closure obligations, respectively. Under current federal and state surface mining laws, the Company is required to reclaim land where surface mining operations are conducted. Accruals for the estimated cost of restoring the land are provided as mining takes place, based upon engineering estimates of costs. The Company also estimates and records its costs associated with closure and post-closure monitoring and maintenance for operating landfills based upon relevant government regulations. Accruals for these closure and post-closure costs are provided as permitted airspace of the landfill is consumed. The Company revises its estimates on a periodic basis.
As of Septmber 30, 1994, the Company had accrued expenses for reclamation and closure costs of approximately $16,000,000. Because of the long-term nature of these obligations, there is a possibility that such obligations, when ultimately paid, may differ substantially from the recorded accrued expenses, thus affecting the Company's liquidity.

In 1990, the Company implemented a self-insurance program to cover most of its employees for workers' compensation, including black lung benefits. Black lung expense is being provided, based upon a recent actuarial study, over the estimated remaining working lives of the miners using accounting methods similar to that of a defined benefit pension plan. Benefits provided are subject to federal and state law and, thus, are not under the control of the Company. As of September 30, 1994, the Company had a reserve for workers' compensation, including black lung benefits, of approximately $3,701,000. Because of the long-term nature of these obligations, there is a possibility that workers' compensation (including black lung) obligations, when ultimately settled and paid, may differ substantially from the recorded balance and thus affect the Company's liquidity.

The Company believes that its present financial condition, considering the funds available under the existing financing agreements, the proceeds received from the sale of certain coal subsidiaries (see Note 2 to the consolidated financial statements) and internal financial resources, provides adequate capital reserves and liquidity.

The overall net decrease in cash and cash equivalents was $7,922,000 and $9,537,000 for the nine months ended September 30, 1994 and 1993, respectively. Such net decrease reflects net cash used in operating, investing and financing activities.

Net cash provided by (used in) operating activities was $(11,108,000) and $21,361,000 for the nine months ended Septmember 30, 1994 and 1993, respectively. These fluctuations among years primarily reflect changes in working capital items whereby increases in net working capital would cause decline in net cash provided by operating activities.

During the nine months ended September 30, 1994, the Company's working capital (net of non-cash activity) increased by $29,851,000, which primarily consists of a $14,601,000 increase in accounts receivable and a $19,249,000 decrease in accrued expenses, net of a $7,437,000 increase in accounts payable. During the nine months ended September 30, 1993, the Company's working capital increased by $2,549,000, which primarily consists of a $2,472,000 increase in inventories, a $12,623,000 increase in accounts receivable, and a $2,685,000 increase in prepaid expenses and other, net of a $8,622,000 increase in accrued expenses and a $7,688,000 increase in accounts payable.

Net cash provided by (used in) investing activities was $122,826,000 and $(38,759,000) for the nine months ended September 30, 1994 and 1993, respectively. The 1994 amount primarily consists of net proceeds of $185,074,000 from the sale of coal subsidiaries, net of property, plant and equipment purchases of $49,152,000, and investment purchases of $10,000,000.
The 1993 amount primarily consists of property, plant and equipment purchases of $33,533,000 and mineral reserve acquisitions of $5,495,000.

Net cash provided by (used in) financing activities was $(119,639,000) and $7,862,000 for the nine months ended September 30, 1994 and 1993, respectively. The 1994 amount primarily represents net repayments of long-term debt and the revolving lines of credit. The 1993 amount primarily represents proceeds of $3,794,000 from the issuance of common stock and proceeds of $5,024,000 from the issuance of long-term debt, net of repayments of long-term debt of $2,955,000.

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

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.
         -----------------

         The Company is named as defendant in various actions in the ordinary course of its business. These actions generally involve such matters as property boundaries, mining rights, blasting damage, personal injuries, and royalty payments. The Company believes these proceedings are incidental to its business and are not likely to result in adverse judgments which are material to the results of operations and financial conditions.

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

Item 5.  Other Information.
         -----------------

         None.

Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

         (a) List of Exhibits Filed.
             ----------------------

             Exhibit 10.1. Release dated as of September 15, 1994 between the Company and William R. Nelson relating to employment.

             Exhibit 27. Financial Data Schedule.

         (b) Reports on Form 8-K.
             -------------------

             During the quarter ended September 30, 1994, the Company did not file a Form 8-K Current Report. Following the end of the quarter ended September 30, 1994, the Company filed a Form 8-K Current Report dated October 19, 1994, concerning Item 5, Other Events reporting the Company's financial results for the period ended September 30, 1994.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     ADDINGTON RESOURCES, INC.
                                     (Registrant)



Date: November 11, 1994              By: /s/ Larry Addington
      ----------------------------       ---------------------------------------
                                         Larry Addington
                                         Chief Executive Officer, Director



Date: November 11, 1994              By: /s/ R. Douglas Striebel
      ----------------------------       --------------------------------------
                                         R. Douglas Striebel
                                         Chief Financial Officer