Form 10-K405
ADDINGTON RESOURCES INC
filed 1995-03-31
CIK 810665

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Fiscal Year Ended  December 31, 1994

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     The aggregate market value of voting stock held by non-affiliates of the registrant as of March 27, 1995.

     Common stock, par value of $1.00 per share -- $82,543,800.

     The number of shares of the registrant's common stock outstanding as of March 27, 1995 - 15,906,251 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     NONE

                                    PART I


Item 1.  Business.
         --------

     Addington Resources, Inc. and its subsidiaries (the "Company") are primarily engaged in the surface mining and marketing of bituminous coal and the development and operation of integrated solid waste disposal systems. For certain financial information concerning the Company's mining and environmental industry segments, see Note 23 to the Consolidated Financial Statements. Addington Resources, Inc. was incorporated on September 29, 1986, under the laws of Delaware.

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

     In the Pittston Transaction, the Company transferred to Pittston all its then existing long-term coal sales contracts with electric utilities except for one contract requiring the delivery of approximately 630,000 tons during 1994. The Company also transferred to Pittston all of its coal reserves owned or leased in Ohio, Virginia and West Virginia and, of its Kentucky coal reserves, only those reserves located in the Breathitt County Area of Kentucky. In addition, the Company transferred all of its tipples and barge loading facilities and all of its assets (including property, plant and equipment) used in connection with mining the specific coal reserves transferred. The Subsidiaries transferred certain property, plant and equipment to the Company before the Closing Date.

     Pursuant to the terms of the Agreement, the Company sold to Pittston all of the Company's common stock in the Subsidiaries for $157,000,000 in cash. The Agreement also contemplated that certain property, plant and equipment and mineral reserves would be transferred from the Subsidiaries to the Company before the Closing Date. In addition, the Agreement contemplated that the Subsidiaries would distribute to the Company, before the Closing Date, their excess working capital. The Agreement also required that within 60 days after the Closing Date, the Company would deliver to Pittston a statement of working capital for the Subsidiaries showing the Subsidiaries' Combined Net Working Capital, as defined in the Agreement, as of the close of business on the Closing Date. If the Combined Net Working Capital exceeded zero, Pittston would pay the Company an appropriate adjustment. If the Combined Net Working Capital were less than zero, the Company would pay Pittston an appropriate adjustment.

     In January 1994, the Company recorded a pre-tax gain of approximately $118,000 in connection with the Pittston Transaction. Included in the calculation of this gain, the Company established certain reclamation reserves due to the phase-down of production from those mines retained by the Company, established other contingency reserves due to the de-emphasis of its mining operations, and estimated the effect of various other contractual arrangements with Pittston. During the third quarter of 1994, the Company reduced the gain recorded on this transaction by $6,275,000. The reduction in the gain previously recorded is a result of the Company settling a dispute with Pittston concerning the Combined Net Working Capital and adjusting certain other contingency reserves specifically set up in connection with this transaction.

     In January 1995, Pittston notified the Company of certain claims for indemnification in accordance with the terms of the Agreement. The Company is currently negotiating with Pittston concerning these matters, but at this time does not believe that the claims will result in a material adverse impact on the Company's financial position.

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

     For more information on the Pittston Transaction, see the Company's Current Report on Form 8-K dated January 14, 1994, and the proxy statement dated December 22, 1993, as filed with the Securities and Exchange Commission. See also Note 2 to the Consolidated Financial Statements.

Integrated Solid Waste Disposal Operations
------------------------------------------

     The Company's integrated solid waste disposal operations described below are conducted through Addington Environmental, Inc. and its affiliates (collectively, the "Environmental Subsidiaries").

     Landfill Operations. To increase utilization of the Company's experience in moving materials and reclaiming land, the Company entered the sanitary landfill business. As of March 15, 1995, the Company was operating ten landfills in Kentucky, North Carolina, Georgia, and Florida through the Environmental Subsidiaries described below.

     OHIO COUNTY LANDFILL. Ohio County Balefill, Inc. operates a lined landfill in Ohio County, Kentucky, approximately 35 miles south of Owensboro. The landfill is owned by Ohio County and is operated by the Company pursuant to a 40-year agreement. The landfill was permitted and constructed by the Company adjacent to the county landfill, which the Company closed in 1992.

     EPPERSON LANDFILL. Epperson Waste Disposal, Inc. owns and operates a lined landfill in Grant County, Kentucky, located midway between Lexington, Kentucky and Cincinnati, Ohio. The landfill was permitted and constructed by the Company adjacent to a facility which was acquired in February 1991 and which the Company closed in 1992. The lined facility commenced operations in July 1992.

     GREEN VALLEY LANDFILL. Green Valley Environmental Corp. owns and operates a lined landfill located in Greenup County, near Ashland, Kentucky. The landfill, which commenced operations in November 1992, was developed by the Company on a virgin parcel of property which it owns.

     TRI-K LANDFILL. Tri-K Landfill, Inc. owns and operates a landfill in Lincoln County, Kentucky, which it acquired in June 1992. The landfill is located approximately 50 miles south of Lexington. In March 1995, the Company received a permit to construct a lined facility adjacent to the landfill which it currently operates. The Company is constructing the first phase of the new landfill, which is scheduled to open on July 1, 1995.

     DOZIT LANDFILL. Dozit Co., Inc. owns and operates a lined landfill in Union County, Kentucky, approximately 60 miles south of Evansville, Indiana. The Company commenced operations at the site in October 1994. The facility was permitted and constructed adjacent to an existing landfill which the Company purchased in November 1993, and which was closed by the previous owner.

     EAST CAROLINA LANDFILL. East Carolina Environmental, Inc. owns and operates a lined landfill in Bertie County, North Carolina, approximately 60 miles north of Greenville, North Carolina. The landfill was developed by the Company on a virgin parcel of property which it owns. The landfill commenced operation in October 1993.

     UWHARRIE LANDFILL. In July 1992, Uwharrie Environmental, Inc. commenced operating a landfill in Montgomery County, North Carolina approximately 60 miles east of Charlotte. The facility is owned by Montgomery County and operated by the Company pursuant to a 20-year agreement. In August 1994, the Company received a permit to construct a new lined facility adjacent to the County landfill which it is currently operating. The Company intends to construct the new facility in 1995.

     BROADHURST LANDFILL. Broadhurst Environmental, Inc. operates a lined landfill in Wayne County, Georgia approximately 40 miles west of Brunswick, Georgia. The landfill is owned by the Wayne County Solid Waste Management Authority and was developed by the Company on a virgin parcel of property owned by the Authority. The Company leases the property from the Authority on a long-term basis and ownership of the property will revert to the Company at the termination of the lease. The facility commenced operations in December 1994.

     MID-STATE LANDFILL. Mid-State Environmental, Inc. owns and operates a construction and demolition landfill in Bibb County, Georgia, just outside Macon. The Company acquired the landfill in May 1994.

     The existing landfill operation near Macon is permitted to accept construction and demolition wastes and certain industrial wastes. A new permit allowing the landfill to accept municipal solid waste was issued in June 1994 and has been appealed. The Company will begin construction of a new lined area for disposal of municipal solid waste as soon as the permit is nonappealable. The new area will be constructed to meet current federal and state landfill standards. Once the nonappealable permit is obtained, an additional payment of approximately $3.6 million will be made to the seller.

     BRIDGEWAY ACRES SANITARY LANDFILL. In January 1995, Pinellas Environmental, Inc. commenced operation of a landfill owned by Pinellas County, Florida. The landfill is located both in the City limits of St. Petersburg and in Pinellas Park, Pinellas County. The landfill is operated by the Company pursuant to a 5-year agreement with two 2-year extensions at the option of the County and contractor.

     Anticipated capital expenditures for the Company's existing landfill facilities for 1995 are projected to be $13,500,000, (including the additional payment of approximately $3.6 million associated with a nonappealable permit for the Mid-State Landfill discussed above), although the amounts expended may differ substantially from this amount. The Company is constantly pursuing additional landfill facilities through acquisitions, privatization of municipally owned facilities, as well as start-up facilities. In addition to planned expenditures for existing facilities, the Company anticipates opportunities for such additional facilities during 1995 in the approximate amount of $12,500,000, but there can be no assurance that such opportunities will be available to the Company nor that the amounts actually expended will not differ substantially from this amount.

     The Company believes that the revenues and profitability of its landfills are greater during the second and third quarters due to higher volumes generated during those periods.

     Other Solid Waste Operations.   The Company also owns and operates a
collection company which operates in Kentucky with approximately 60,000 residential, commercial, and industrial customers, supported by 68 service and support vehicles. The collection company also operates in Florida and Georgia with approximately 3,200 residential, commercial and industrial customers, supported by 13 service and support vehicles. The Company also owns or operates 8 transfer stations.

     Commercial and industrial collection services are generally performed under one to three-year service agreements, and fees are determined by such considerations as market factors, collection frequency, type of equipment furnished, the type and volume or weight of the waste collected, the distance to the disposal facility and cost of disposal.

     The Company's residential solid waste collection services are performed under contracts with municipalities giving the Company exclusive rights to service all or a portion of the homes in their respective jurisdictions. Such contracts or franchises usually range in duration from one to five years. The fees received by the Company are based primarily on market factors, frequency and type of service, the distance to the disposal facility and cost of disposal. Residential collection fees are paid by the residential customers receiving the service.

Coal Mining Operations
----------------------

     The Company has historically sold coal primarily to electric utilities under long-term sales contracts. The Company also makes sales on the spot market. The Company's coal is suitable for use as steam coal by utilities for power generation and as industrial coal for heating and other purposes. Following the consummation of the Pittston Transaction, the Company's mining and marketing of coal has continued, although at a significantly reduced level of operations.

     Set forth below is information concerning the Company's coal sales for the years 1990 through 1994.

                    Spot       Contract                  Average
                Market Sales  Sales (1)     Total Sales  Net Price
Year             (in tons)    (in tons)     (in tons)    per Ton
----            ------------  ------------  -----------  ---------

1990                579,000    7,586,000      8,165,000    $32.51
1991                372,000    7,848,000      8,220,000     32.83
1992                865,000    7,950,000      8,815,000     30.04
1993                842,000   10,340,000     11,182,000     29.48
1994                925,000    2,958,000      3,883,000     26.29

_______________

(1) Contract sales are sales under contracts with a term of more than one year. See "Business-Major Coal Sales Contracts."

     During 1994, approximately 11% of the Company's total revenues were coal sales under a long-term contract with Cincinnati Gas & Electric Company ("CG&E"), 23% were attributable to coal sales under a long-term contract with American Eagle Coal Company ("American Eagle"), and 13% were attributable to spot coal sales to TVA. The loss of certain contracts with these customers before their respective normal expiration dates would have a material adverse effect on the Company's business and results of operations.

     The Company believes its coal operations encompass relatively low mining costs, which are primarily the result of the cost, efficiency and productivity of its equipment, non-union labor force and mining methods as well as an ability to supply coal on a timely basis in the quality and quantity required by its customers. To the extent practicable, the Company has located mine sites near suitable loading and transportation facilities in order to minimize transportation costs. In addition, the Company has been able to acquire reserves at prices which the Company believes to be favorable.

     In its eastern Kentucky operations, the Company's mining methods are primarily mountaintop removal/1/ and contour mining./2/ On the West Virginia properties the Company previously owned, the Company's mining method was primarily mountaintop removal, but the Company also engaged an independent contractor to deep mine some of its West Virginia coal reserves. The Company has previously engaged in limited auger mining/3/ but does not expect to use this method to any significant extent in its operations. The Company seeks to use mountaintop removal mining projects where possible because mountaintop removal
(i) results in higher tonnage recovered per acre, thereby reducing the permit-bonding requirements because fewer acres must be reclaimed and (ii) facilitates the permitting of large projects, allowing for mining activities over a longer period of time at each location than would be available under other mining methods. Although the Company has permits for underground mining, it currently is not mining coal by this method.

     The Company continues to develop and construct highwall mining machines. Highwall mining machines mine coal by boring into the face of a coal seam using a continuous miner. The coal is then transported back to the mine opening via conveyor belts on a series of cars connected to the continuous miner. The miner is remote controlled by employees working at the mine opening. The Company anticipates using the highwall mining machines after surface mining is no longer feasible because of the volume of material overlying the coal seam in relation to the amount of coal in the seam. The Company expects that highwall mining machines will enable it to

----------------

     /1/Mountaintop removal mining is a surface mining method in which all material above the coal seam is removed before removal of the coal, leaving a level plateau in place of the hilltop after mining. A more complete recovery of the coal is accomplished through this method; however, its feasibility depends on the amount of overlying material in relation to the coal to be removed.

     /2/Contour mining is a surface mining method conducted on coal seams where mountaintop removal is not feasible because the coal seam is too low on a hill to mine economically. Mining proceeds laterally around a hillside, at essentially the same elevation, assuming the seam is fairly flat. This is a common surface mining method in the steeper slopes of the Appalachian bituminous coalfields.

     /3/Auger mining is conducted by boring into the face of a coal seam and pulling the coal out with a screw-like drill. Auger mining is frequently conducted after contour mining is no longer feasible because of the volume of material overlying the coal seam in relation to the amount of coal in the seam.

mine coal more efficiently because the machines are significantly less capital intensive and labor dependent than alternative mining methods. The Company currently has five operating machines which it uses in both its contract mining operations and company mining operations. If the Company is able to successfully develop its contract mining operations using highwall mining machines, it anticipates that highwall mining machines will contribute significantly to its coal extraction operations and that the Company will continue to engage in contract mining operations for third parties using the machines. See also "Contract Mining Operations" and "Mining Technologies Licensing Agreement" below.

     Before commencing mining on a property, the Company is required to prepare and have approved by state regulatory authorities a reclamation plan for restoring the mined property to a productive use upon completion of mining. Thereafter, as a part of its mining of the property, the Company reclaims and restores the mined areas by grading, shaping and preparing the soil for seeding. Upon completion of mining, a property is then usually seeded with grasses for use as pasture or trees for use as timberland as specified in the approved reclamation plan. The Company believes that it is in compliance in all material respects with applicable regulations relating to reclamation.

Major Coal Sales Contracts
--------------------------

     As of December 31, 1994, the Company had three major customers for most of its coal sales. On that date it had three sales contracts with a remaining term of approximately one year or more, including one contract with each of CG&E, American Eagle, and Kentucky Utilities Co. ("Kentucky Utilities"). As of December 31, 1993, the Company had eleven sales contracts with a remaining term of approximately one year or more, all of which contracts except one were transferred in the Pittston Transaction. During 1994, the Company also supplied coal to Indiana-Kentucky Electric Corporation pursuant to its contract to provide 70,000 tons of coal per month through September 1994. In August 1994, the Company acquired a coal contract with Kentucky Utilities to ship approximately 578,000 tons over 1.5 years at a minimum sales price of $32.30 per ton.

     CG&E Coal Sales Contract. Pursuant to a coal sales agreement, the Company will supply CG&E 5,400,000 tons of coal over six years beginning January 1, 1994. The monthly tonnages to be delivered will be between 63,750 tons and 86,250 tons, with annual tonnages between 765,000 tons and 1,035,000 tons.
CG&E, at its option, may extend the term of the agreement up to three separate consecutive option periods for the supply of 1,800,000 tons in each two-year option period; such coal to be delivered during the option periods shall be of a higher quality and sold at an increased base price per ton.

     CG&E will pay the Company a base price of $27.33 per ton of coal purchased through the initial term of the contract. In addition to adjustment for changes in certain production costs, the price per ton of coal is also subject to adjustment, either positively or negatively, for deviations in average caloric value, and downward adjustment for any deviations from sulfur and ash content specifications set forth in the contract.

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

     American Eagle will pay the Company a base price of $26.00 per ton of coal purchased through December 31, 1995. The price per ton of coal delivered during each calendar year thereafter will be the base price of $26.00 per ton, plus the most conservative escalation, as determined by the percentage of sales price, that would be applied to purchases of coal pursuant to the terms of any of the coal supply contracts containing indexed escalation formulas which were held by the Subsidiaries at the Closing Date. The price per ton of coal throughout the term of the contract is also subject to adjustment, either positively or negatively, for any deviations from ash content and average caloric value specifications set forth in the contract.

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

     During April 1992, the Company sold all of the outstanding stock of SIMC to Marion for $1 million in cash and an approximately

$10.4 million promissory note (the "SIMC Note") bearing interest at six percent. The SIMC Note was secured by: (i) a pledge of the capital stock of SIMC; (ii) a Mortgage, Security Agreement, Assignment of Rents and Profits, and Fixture Financing Statements, which encumbers coal reserves and related real estate located in Williamson County, Illinois; and (iii) a Security Agreement covering certain of the SIMC assets, excluding accounts receivable arising out of the sale of coal to TVA under Contract T-1. At the time of the sale, the assets of SIMC consisted primarily of Contract T-1, a deep mine, certain coal reserves and a coal operation facility. The Company guaranteed SIMC's performance of Contract T-1.

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

     On November 5, 1993, the Company filed a foreclosure action in state court in Illinois (the "Illinois Foreclosure Action") to foreclose the security interest in the real property and personal property of SIMC. SIMC subsequently filed an adversary proceeding against the Company in United States Bankruptcy Court for the Eastern District of Kentucky on January 19, 1994. The Complaint alleged, among other things, that the sale of the stock of SIMC to Marion and the pledge of all assets of SIMC to the Company to secure the loan of $10.4 million to SIMC and Marion was a preferential transfer and fraudulent conveyance under the Bankruptcy Code and applicable state law, and that such transfer should be declared void and all assets of SIMC returned to SIMC. The Complaint also sought the return of $1,000,000 paid by Marion to the Company as partial consideration for its purchase of the SIMC stock, the return of $378,200 in royalties paid to the Company subsequent to the sale and $500,000 in punitive damages. The Company filed an answer in which it denied the substantive allegations of the Complaint and asserted various affirmative defenses to the claims.

     As part of the settlement of all issues between the Company and SIMCO, the Company agreed to pay SIMCO the sum of $527,500 and SIMCO agreed to dismiss the adversary proceeding, to convey its interest in all of the assets that had been subject to the security interest of the Company and to pay a royalty of $.25 per ton from coal produced under Contract T-1, if any. The United States Bankruptcy Court entered an Order dated November 14, 1994 approving the settlement and the sale of the property. The property was conveyed to the Company on December 13, 1994, and the adversary proceeding was dismissed. As it is uncertain whether the Company will realize any net value from the property, the Company recorded such property at a net book value of zero.

     The Company established a $5,767,000 reserve against the SIMC Note at December 31, 1993. This reserve was based on management's estimate of the ultimate realizable value of the assets that would be recovered from the bankruptcy. During the third quarter of 1994, the Company established an additional $6,800,000 reserve following the Company's determination that the net value of the assets that could be recovered from bankruptcy would be substantially less than previously expected. Therefore, the Company fully reserved for the SIMC Note and for certain other costs that would be incurred in connection with bringing the bankruptcy proceeding to a conclusion. See Note 3 to the Consolidated Financial Statements.

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

     Certain of the Company's sales contracts with utilities have included price adjustment provisions, subject to certain limitations, for changes in certain production costs, as measured by specified indices or actual costs, which generally include wage rates, costs of supplies, employee benefits, general and administrative costs, taxes, environmental and safety legislation and royalties to lessors. Generally, the contracts have provided that the customers have a right to terminate their purchase obligations if applicable environmental standards would prohibit the burning of the coal to be purchased. In addition, the contracts have provided for suspension of deliveries upon the occurrence of certain force majeure events (i.e., events outside the control of the parties) as defined in the agreements. Moreover, certain of the contracts have required that the coal to be delivered be mined and shipped from only approved sites, which approval has been secured with respect to areas mined to date. In addition, if the coal supplied is not timely delivered or fails to meet the contract's specifications, the customer may suspend its acceptance of deliveries until the Company furnishes reasonable assurances that the deficiency will be corrected. If corrections are not made within a specified period, the customer may terminate its contract. Moreover, certain of the contracts have permitted the customers to demand that coal with a lower sulfur content be shipped under the contract. The Company has been able to meet its contractual obligations under its coal sales contracts in all material respects.

Contract Mining Operations
--------------------------

     The Company continues to contract mine for third parties, using both conventional surface mining methods and its highwall mining machines. During 1994, the Company engaged in various contract mining operations located in Australia and the states of Kentucky, West Virginia, and Pennsylvania.

     Generally, the Company's contract mining agreements provide that the Company will operate as an independent contractor, mining coal from the third-party's controlled reserves using the Company's equipment. The Company uses its own and third-party employees from time to time. The third party pays the Company an established price per ton of coal mined. The contracts require that the coal to be delivered be mined from only approved sites. In addition, certain of the contracts provide that the coal supplied must satisfy certain quality and quantity contract specifications. Under certain of the agreements, the Company must provide minimum tonnages and is responsible for the reclamation of the land on which such services were performed.

     The Company has experienced difficulty in placing its highwall mining machines into longer-term, profitable contract mining operations. The Company has currently committed five highwall mining machines to its contract mining operations. In February 1995, the Company suspended construction of additional highwall mining machines. The Company is currently evaluating the construction of additional machines, or refurbishment of existing machines, in light of its contract mining opportunities.

Mining Technology Licensing Agreement
-------------------------------------

     In June 1992, the Company entered into a 14-year exclusive licensing agreement that permits Joy Technologies, Inc. ("Joy Technologies") to manufacture and market a highwall mining system that the Company developed and currently uses in its own mining operations. In accordance with the terms of the agreement, Joy Technologies plans to market the system to mining companies on the basis of a cost per ton of material mined by the system. If Joy successfully markets the system, the Company will receive approximately $130,000 in origination fees for each of the first eight machines leased during the first 30 months of the agreement and approximately $255,000 in origination fees for each machine leased thereafter, and a royalty based on tons of material mined by these other mining companies. The agreement provides that Joy will charge a lessee a minimum royalty per ton of material mined of $3.77, subject to adjustment for inflation from the date of the agreement and increases in safety-related expenses. The Company will receive 30% of the minimum royalty of $3.77 (as adjusted for inflation) and generally 50% of any part of such royalty payments in excess of $3.77 (as adjusted for inflation) and increases in safety-related expenses. During 1994 and 1993, Joy manufactured and leased one and two highwall mining systems, respectively, to third-party coal companies. The Company has indicated to Joy that Joy has not met the Company's anticipated results for leases under the June 1992 agreement. Except for certain preexisting obligations by the Company to sell up to five machines to third parties, the Company will not manufacture highwall mining machines for transfer to third parties in the future. In addition, the Company is permitted to manufacture up to 16 highwall mining machines for its own use or for its use for contract mining purposes on properties owned or controlled by third parties (provided that no more than ten such machines may be in use at any one time for such contract mining purposes).

Other Operations.
----------------

     Metal Mining Operations. Through its subsidiary Addwest Minerals, Inc., the Company is currently engaged in the development of gold mining and processing operations at Gold Road Mine in Mohave County, Arizona.

     Following discovery in 1902, the Gold Road vein was extensively developed and mined by previous mining operations. During 1994, following the receipt from the Arizona Department of

Environmental Quality of air quality and aquifer permits, the Company constructed a surface and underground mine facility. Through December 31, 1994, the Company spent approximately $15.2 million on reserve development and exploration of the Gold Road project and the development of its refining operations.

     Mining of gold began in mid-December 1994. The Company had expected that the project would be producing gold on a commercial basis and would have completed its development stage by the end of the first quarter of 1995. During the project's start-up phase, the Company has experienced lower than anticipated ore grade from its mining operations. The Company has also experienced certain equipment problems and difficulty in hiring experienced underground miners. The lower-than-expected ore grades and start-up problems have resulted in higher than expected costs of production.

     During the first quarter of 1995, the Company has reviewed its gold operations and made certain adjustments to its mining plan to increase the ore grades. Although the Company expects the project will be profitable, there are no assurances that the ore grade will increase and that production will reach profitable levels. Following the revisions to the mining plan, the Company expects that the project will complete its development start-up stage by the end of the second quarter of 1995.

     The economic feasibility of the Company's gold mining operations is significantly affected by the market price of gold. The market price of gold can fluctuate widely and is affected by numerous factors beyond the Company's control, including industrial and jewelry demand, the strength of the dollar and of other currencies, interest rates, expectations with respect to the inflation rate, global or regional political or economic events, and production costs in major gold-producing regions of the world. If the Company's costs of production exceed the market price of gold, the Company could determine that it is not economically feasible to engage in commercial production at its operations. The Company has purchased certain derivative financial instruments in connection with its gold operations. See Note 22 to the Consolidated Financial Statements.

     The Company is also considering the development of other industrial metal mining projects, including a nepheline syenite project at Wind Mountain in Otero County, New Mexico and gold and copper mining in the Golden Zone in the Matanuska-Susitua Borough of South Central Alaska about 140 miles north of
Anchorage.   Nepheline syenite, because of its durability, low melting point and fluxing capability, is suitable for a large number of applications, including roofing materials and sand blast media. The mineability and economics of these projects have yet to be determined. As of December 31, 1994, the Company has invested approximately $2.5 million in these other industrial metal mining ventures.

     Citrus Operations. In 1990, the Company purchased a Belizian corporation owning approximately 4,616 acres of citrus farm property in Belize for $1,250,000. The Company had planned to continue the citrus operations on the Belizian property through its subsidiaries, Belize River Fruit Co. and Barton Creek Farm Limited. As of December 31, 1994, the Company has invested $13.4 million in its citrus operations. During 1994, the Company determined to place the citrus operations for sale and is currently evaluating their market value. The Company does not expect to recognize a loss on the sale.

     Limestone Mining Operations. To increase utilization of the Company's experience in moving materials and reclaiming land, the Company explored the opportunities to expand into the mining of limestone in western Kentucky through its subsidiary, New River Lime, Inc. Limestone is used in the production of flue gas desulfurization systems for electric utilities. Following the Company's evaluation of these opportunities, the Company determined that it would no longer pursue the development of its limestone assets and wrote off the Company's $3.4 million investment during 1994.

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

Expansion Policy
----------------

     The Company continuously evaluates the acquisition of additional coal sales contracts, contract mining opportunities, and coal and gold reserves, and may consider acquiring other coal related companies. The Company is constantly pursuing additional landfill facilities through acquisitions, privatization of municipally owned facilities, as well as start-up facilities. There are no assurances that should such opportunities arise, the Company will be successful in making an acquisition or of profitably operating the acquisition.

Administrative Offices and Equipment
------------------------------------

     The Company maintains administrative offices in Ashland, Lexington and Owensboro, Kentucky. The Company also maintains small operations offices in Colorado and Belize. In addition, the Company currently leases much of the equipment used in its mining operations, such as bulldozers, scrapers, graders, loaders, drills, continuous miners and trucks. In the opinion of management, the Company's offices and equipment are adequate and suitable for its current operations.

Employees
---------

     At March 15, 1995, the Company employed approximately 848 people. None of the Company's employees are represented by a labor union, and management believes that its relations with its employees are good. The Company has been subject to limited union organizing efforts in the past, but such efforts were not successful. The Company cannot predict whether there will be any such activities in the future. Unionization could adversely affect the Company's costs.

Competition
-----------

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

Government Regulation of Coal Operations
----------------------------------------

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

     The Federal Water Pollution Control Act (the "Clean Water Act") affects coal mining operations by: imposing effluent discharge restrictions on pollutants discharged into waters; imposing regular monitoring and reporting requirements; requiring the issuance and renewal of permits for the discharge of pollutants into waters; and imposing performance standards as a requirement for the issuance of permits. In addition, Kentucky has enacted state legislation regulating the water pollution effects of coal mining operations. Kentucky is charged with enforcing these state laws and with enforcing, subject to federal oversight, the Clean Water Act in Kentucky.

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

     The Company believes that its continued compliance with regulatory standards will not substantially affect its ability to compete with similarly situated coal mining companies. The cost of compliance, however, does increase the cost of mining coal and to this extent makes coal less competitive with alternative fuels. While the Company is not aware of any pending or proposed legislation or regulatory action, except as discussed above with respect to acid rain, the possibility exists that new legislation may be enacted or new regulations adopted which will have the effect of increasing the cost of mining coal.

Government Regulation of Environmental Operations
-------------------------------------------------

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

     State and local governments have also from time to time proposed or adopted other types of laws, regulations or initiatives with respect to the environmental services industry. Included among these are laws, regulations and initiatives to ban or restrict the interstate or inter-county shipment of wastes, impose higher taxes on out-of-state waste shipments than in-state shipments, require solid waste to be delivered to a particular facility, and regulate disposal facilities as public utilities.

     The Company makes a continuing effort to anticipate regulatory, political and legal developments that might affect operations, but cannot predict the extent to which any legislation or regulation that may be enacted or enforced in the future may affect its operations.

     Permits issued by state regulatory agencies are required before a landfill may be constructed and operated. Permits need to be renewed periodically and may be subject to revocation, modification, denial or non-renewal for various reasons, including failure of the Company to satisfy regulatory concerns. In the solid waste collection phase, regulation takes such forms as licensing of collection vehicles, truck safety requirements, vehicular weight limitations and, in certain localities, limitations on rates, area and time and frequency of collection. In the solid waste disposal phase, regulation covers various matters, including gas emission, liquid runoff and rodent, pest, litter and traffic control. Zoning and land use requirements and limitations are encountered in the solid waste collection and disposal phases of the Company's business. In addition, the Company's operations may be subject to water pollution laws and regulations; air and noise pollution laws and regulations; and safety standards under the Occupational Safety and Health Act ("OSHA"). Governmental authorities have the power to enforce compliance with these various laws and regulations and violators are subject to injunctions, fines and revocation of permits. Private individuals may also have the right to sue to enforce compliance.

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

     Although the permitting process varies from state to state, the following summary sets forth the typical steps in the permitting process.

     In most instances, some form of local zoning or planning approval, commonly referred to as siting approval, is required to permit a site and may be required to expand or modify a landfill. Particularly in urban areas, this process often requires complying with city or county zoning regulations through a separate application process to a zoning or planning board. An applicant generally files various reports and drawings which describe the project and public hearings are held. Frequently, community opposition will be present and many local zoning or planning authorities may consider community opposition in deciding whether to grant siting approval. Following hearings, a decision is made. Generally, both the applicant and any opposition have the right to appeal such decision. Although not always required, the local approval process is usually completed before applying for a state permit.

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

     State and Local Regulations. All states have laws and regulations governing the generation, handling, transfer, transportation and disposal of solid waste, water and air pollution and the design, operation, maintenance, closure and post-closure maintenance of landfills.

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

     Environmental Liability Insurance. The Company has obtained and currently maintains environmental impairment liability insurance coverage in the amount of $5,000,000 each occurrence, $10,000,000 aggregate, for certain environmental risks arising from the operation of landfill facilities. The environmental impairment liability insurance coverage is specific in qualification and premium cost to each landfill facility through pre-issuance inspections. If an environmental impairment exceeds the loss coverage, the Company's financial condition could be adversely affected. Currently, it is management's opinion that the premium charge for its coverage from commercial insurance underwriters is reasonable and appropriate. Assuming the Company's environmental operations expand, certain economies of scale may be available to the Company to pursue alternative risk management policies or programs apart from the general commercial insurance underwriters.

Item 2.  Properties.
         ----------

     Coal Resources
     --------------

     The Company currently operates four active mines, all of which are in the Pike County Area (located in Pike County, Kentucky). The Job 17A mine, which began production in September 1993, produced an average of 55,000 tons of coal per month during 1994. The Ivy Creek mine, which began production in 1986, produced an average of 50,000 tons of coal per month in 1994. The Crooked Fork Mine, which began production in July 1994, is expected to produce approximately 100,000 tons per month. The Flag Knob Mine, which began production in November 1994, is expected to produce approximately 60,000 tons per month. Each of these four mines has a production capability of up to approximately 100,000 tons of coal per month and produces high quality low-sulfur coal. In addition, the Job 17 mine, which began production in 1986, produced an average of 43,000 tons of coal per month during 1994 until its closure in November 1994. The Ivy-H mine, which began production in June 1993, produced an average of 23,000 tons of coal per month during 1994 until its closure in June 1994.

     As of December 31, 1994, the Company owned in fee approximately 23,280 acres and controlled, primarily through short-term leases and contract mining agreements, an additional 33,140 acres of reserves in eastern Kentucky. In western Kentucky, the Company leased as of December 31, 1994, approximately 4,000 acres of reserves, and owned in fee approximately 354 acres. Approximately 51% of the Company's Kentucky coal reserves are low-sulfur compliance reserves.

     During 1994, the Company also acquired approximately 100,000 acres of land and associated mineral reserves in Tennessee for approximately $2,000,000, including the assumption of certain obligations. The exploration of coal reserves has been limited on these tracts. The Company estimates that approximately 8,500,000 tons of coal reserves would be classified as "Measured" in the tables below. The Company intends to evaluate the reserves during 1995 and expects that substantial reserves will ultimately be classified as "Measured."

     The table below sets forth (in thousands of tons) estimated minimum surface minable coal reserves, recoverable and marketable, as of December 31, 1994. Since the completion of the reserve studies upon which the estimates are based, some leases have expired, and the Company has acquired control of additional properties. Mining has also occurred in most of the areas, and the information has been adjusted to reflect estimated production in each area since the dates of the respective studies. The Company believes that despite its mining activity and the expiration of some leases in the areas covered by reserve studies, the estimates of aggregate minimum surface minable remain accurate in all material respects.

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

                          Minimum                                             Surface
                       Demonstrated                                            Mining
                        Recoverable                                          Permitted
                        Reserves(1)    Measured(2)  Indicated(2)  Type(3)   Reserves(2)
                      ---------------  -----------  ------------  --------  ------------
                                            (in thousands of tons)
Kentucky Mining
   Property(4)
--------------------
Princess Area                5,732        2,333         3,399     Steam           500
Pike County Area            20,820       10,820        10,000     Steam        13,000
Licking River Area           4,630        1,104         3,526     Steam           -0-
South Hill Area                660          660           -0-     Steam           660
Hopkins Co. Area             5,795        5,795           -0-     Steam         3,500
                            ------       ------        ------                  ------
        Total               37,637       20,712        16,925                  17,660
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

(4) The Princess Area properties are located in Boyd, Carter and Greenup Counties, Kentucky. The Pike County Area properties are located in Floyd, Martin and Pike Counties, Kentucky. The Licking River Area is located in Elliott and Lawrence Counties, Kentucky. The South Hill Area is located in Butler County, Kentucky. The Hopkins County Area is located in Hopkins County, Kentucky.

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

Controlled Reserves
-------------------

     The Company has and plans to continue an active leasing and acquisition program to augment the reserves it controls, particularly in areas where it is currently operating. To date, the Company has not experienced any material difficulty in acquiring leases or the right to mine in areas where it has operations or in which it plans to commence mining in the future.

     Generally, the Company's leases for its coal reserves are for an initial term, usually of five years. Most of the leases contain an option to renew on the part of the Company, with exercise of the option usually subject to the condition that mining shall have commenced on (or, as specified in some leases, near) the leased property. Most of the leases require the payment of some amount of advance royalties or delay rentals (payments to keep the lease in force if mining has not commenced) on a periodic basis during each year if mining has not begun on the property. After mining commences, the leases generally require the payment of a royalty based on the tonnage mined and sold. The Company's average royalty expense for the year ended December 31, 1994 on reserves was $3.15 per ton.

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

Metal Mining Operations
-----------------------

     The Company is currently engaged in the development of gold mining and processing operations at Gold Road in Mohave County, Arizona. The Company's property consists of 2,145 acres owned in fee of patented and unpatented mining claims. The Gold Road mine produced gold from its discovery in 1902 until its closure in 1942. During 1994, the Company built a mill capable of continuous processing at an average rate of 500 tons of ore per day.

     The vein on which the mine sits has previously produced ore over 60 percent of its length. Based upon the production history of the Gold Road Mine, underground samplings, and the continuity of mineralization displayed in underground workings, the Company estimates that the Gold Road Mine has proven and probable minable reserves at a $375 per ounce of gold price totaling between 464,668 and 517,937 tons of ore with an average grade of 0.302 to 0.318 ounces of gold per ton containing between 147,716 and 156,398 ounces of gold. Adjusted for losses due to mining and processing, a total of 138,277 to 147,264 ounces of gold are estimated to be recoverable. The previous owners of the Gold Road property retain rights to an aggregate royalty of 3.5% of the proceeds received by the Company from the sale of precious metals, ores, or concentrates from the property.

     The term "proven reserves" means reserves for which (i) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; (ii) grade and/or quality are computed from the result of detailed sampling; and (iii) the sites for inspection, sampling and measurements are spaced so closely and the geologic character is sufficiently defined that size, shape, depth and mineral content of reserves are well established. The term "probable reserves" means reserves for which quantity and grade are computed from information similar to that used for proven reserves but the sites for sampling are further apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation. Reserve studies are estimates based on an evaluation of available data, and actual reserves may vary substantially from the estimates.

Landfill Operations
-------------------

     The table below sets forth certain information as of December 31, 1994 with respect to the Company's nine operating landfills. The Company constructs its landfills in a series of landfill cells as additional airspace is needed to accommodate customer demand.

                            REMAINING                                 WASTE
                            CAPACITY     REMAINING        TOTAL    FOOTPRINT/2/
        LANDFILL          (CUBIC YARDS)    LIFE/1/        ACRES      (ACRES)
        --------          -------------  ---------        -----    ----------
Ohio County Landfill        19,779,497    63 years          908       178
Epperson Landfill           11,585,638    70 years          408       100
Green Valley Landfill        3,015,275    12 years        1,665        37
Tri-K Landfill               7,846,427    42 years          318        81
Dozit Landfill               6,240,974    51 years          224        47
East Carolina Landfill       9,583,441    25 years          504       103
Uwharrie Landfill            6,300,640    25 years          696        91
Broadhurst Landfill          9,610,000    43 years          901        80
Mid-State Landfill/3/        6,583,335    27 years          268        82

_____________________

/1/ Determined by dividing average daily volume into remaining capacity. /2/ Maximum acreage permitted for actual waste disposal area.
/3/ Includes information from recently issued solid waste permit which is currently under appeal.

     In January 1995, the Company commenced operation of a landfill owned by Pinellas County, Florida. The landfill is operated by the Company pursuant to a 5-year agreement with two 2-year extensions at the option of the County and contractor. The Company believes that the landfill has remaining capacity in excess of the amount needed during the term of the 5-year agreement.

Item 3.  Legal Proceedings.
         -----------------

     The Company is named as defendant in various actions in the ordinary course of its business. These actions generally involve such matters as disputes related to contract performance, property boundaries, mining rights, blasting damage, personal injuries, and royalty payments, as well as other civil actions. The Company believes these proceedings are incidental to its business and are not likely to result in adverse judgments which are material to the results of operations and financial condition.


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

                        High      Low
                       -------  -------

1993
     First Quarter     $16 3/4  $12 1/4
     Second Quarter     16 3/4   12 1/4
     Third Quarter      18 1/4   14
     Fourth Quarter     20       15 3/4

1994
     First Quarter     $19 3/4  $14
     Second Quarter     17 3/4   13 1/2
     Third Quarter      16 3/4   12 3/4
     Fourth Quarter     13 1/2   8

     On March 27, 1995, the closing price of the Company's Common Stock on the Nasdaq National Market System was $9.50 per share. At March 27, 1995, the Company's Common Stock was held by approximately 1,500 stockholders of record or through nominee or street name accounts with brokers.

     Holders of Common Stock are entitled to receive ratably such dividends as may be declared by the Board of Directors out of funds legally available therefor. The Company has not paid any dividends since its initial public offering and anticipates that, for the foreseeable future, it will follow a policy of retaining earnings to finance expansion and development of its business.

     The Company currently has certain financing arrangements which contain certain restrictive covenants which, among others, limit the amount of dividends that the Company can pay, limit its ability to incur additional indebtedness, require an as-defined minimum tangible net worth, require a minimum current ratio, and limit the ability of certain subsidiaries to pay cash dividends to the Company. See Note 11 to the Consolidated Financial Statements.

Item 6.   Selected Financial Information
          ------------------------------

     The following selected financial information of the Company for each of the five years in the period ended December 31, 1994 are derived from the Consolidated Financial Statements of the Company. The selected financial information should be read in conjunction with the Consolidated Financial Statements and the notes thereto appearing elsewhere herein.

                                                        Years Ended December 31,
                                          -----------------------------------------------------
Income Statement Data:                       1990      1991       1992       1993       1994
---------------------                     ---------  ---------  ---------  ---------  ---------
                                                 (In thousands, except per share data)
Revenues:
  Mining                                   $265,582   $271,808   $292,225   $358,957   $113,824
  Environmental                                 298      1,868      7,779     24,929     36,057
  Other                                       3,581      1,579      1,470        261      1,275
                                           --------   --------   --------   --------   --------
Total revenues                              269,461    275,255    301,474    384,147    151,156
                                           --------   --------   --------   --------   --------

Costs and expenses:
  Cost of operations                        205,981    222,726    236,854    313,952    120,133
  Provision for asset writedowns                  -          -          -     14,506      6,024
  Depreciation and amortization              25,658     29,740     25,111     29,939      8,776
  Selling, general and
    administrative                           22,736     23,409     21,274     22,302     13,141
                                           --------   --------   --------   --------   --------
Total costs and expenses                    254,375    275,875    283,239    380,699    148,074
                                           --------   --------   --------   --------   --------
Income (loss) from operations                15,086       (620)    18,235      3,448      3,082
                                           --------   --------   --------   --------   --------

Interest and other income
  (expense):
  Interest expense                          (16,160)   (14,446)   (13,483)   (16,578)      (623)
  Interest income                             4,943      2,365        791        649        786
  Gain on sale of assets                        107      1,840      4,285        630        166
  Gain (loss) on sale of                     15,887        500     10,544          -     (6,157)
    subsidiaries
  Litigation Settlement                           -          -     (5,100)    (4,050)         -
  Other, net                                    136         36      1,052     (5,705)    (8,172)
                                           --------   --------   --------   --------   --------
Total interest and other income
 (expense)                                    4,913     (9,705)    (1,911)   (25,054)   (14,000)
                                           --------   --------   --------   --------   --------

Income (loss) before income tax
  provision (benefit) and
  cumulative effect of a change
  in accounting principle                    19,999    (10,325)    16,324    (21,606)   (10,918)

Income tax provision (benefit)                5,900     (4,139)     5,288     (5,417)    (3,784)
                                           --------   --------   --------   --------   --------

Income (loss) before cumulative
  effect of a change in
  accounting principle                       14,099     (6,186)    11,036    (16,189)    (7,134)
Cumulative effect of a change
  in accounting for income
  taxes                                           -     (3,500)         -          -          -
                                           --------   --------   --------   --------   --------
Net income (loss)                          $ 14,099   $ (9,686)  $ 11,036   $(16,189)  $ (7,134)
                                           ========   ========   ========   ========   ========

Primary net income (loss) per
  share before cumulative
  effect of a change in
  accounting principle                     $    .93   $   (.41)  $    .72   $  (1.04)  $   (.45)
Cumulative effect of a change
  in accounting for income
  taxes                                           -       (.23)         -          -          -
                                           --------   --------   --------   --------   --------
Primary net income (loss)
  per share                                $    .93   $   (.64)  $    .72   $  (1.04)  $   (.45)
                                           ========   ========   ========   ========   ========

Tons of coal sold                             8,165      8,220      8,815     11,182      3,883
                                           --------   --------   --------   --------   --------


                                                             As of December 31,
                                              ------------------------------------------------
Balance Sheet Data                              1990       1991      1992      1993      1994
------------------                            --------   --------  --------  --------  --------
                                                               (In thousands)

Working capital                               $ 42,591   $ 10,640  $ 36,575  $ 11,417  $     81
Total assets                                   337,408    332,416   339,024   315,658   223,081
Short-term obligations                          21,209     30,816    26,371   149,670    11,457
Long-term debt, net of current portion         143,998    135,153   128,232    11,955    41,118
Stockholders' equity                           135,274    125,685   136,811   124,933   120,221


Item 7.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations.
          ---------------------

Proposal to Purchase Non-environmental Operations.
-------------------------------------------------

     On March 1, 1995, the Company received a proposal from Larry Addington, Robert Addington, and Bruce Addington to purchase the Company's non-environmental businesses. Subject to certain conditions contained in the proposal, the Addington brothers proposed to the Company to exchange the shares of the Company's common stock owned by the Addington brothers (approximately 45% of the Company's outstanding shares), $5 million cash, and other consideration for the Company's coal and gold mining operations, its mining equipment manufacturing and licensing unit, citrus operations and smaller operations. The Addington brothers have proposed to direct half of the royalties from the exclusive licensing agreement with respect to highwall mining machines described herein to the Company. The proposal states that the assets and liabilities of each of the Company's subsidiaries would generally be retained by each entity after the transfer. The Company's Board of Directors authorized a special committee comprised of the Company's two outside directors to evaluate the proposal and to select and retain an investment banking firm and independent legal counsel to assist the committee in the evaluation of the proposal.

     The proposal states that completion of the transaction is contingent upon several items, including the receipt of a fairness opinion from an investment banking firm, financing commitments obtained by the Addington family shareholders to provide working capital for the businesses they propose to own and operate and to fulfill other commitments, an Internal Revenue Service private letter ruling approving the tax-free status of the transaction, the negotiation and execution of definitive transaction documents, the receipt of all governmental, regulatory and third-party consents and releases required or desirable to effect the transaction, and shareholder approval, including by a majority of the non-Addington family shareholders. No assurances can be given concerning whether a transaction will be consummated.

General
-------

     Adverse weather conditions and particularly precipitation can affect the Company's ability to conduct its mining and contract mining operations. Since heavier precipitation generally occurs in the areas in which the Company conducts its mining and contract mining operations during late fall and early winter, the Company believes that its revenues and profitability may be adversely affected during those periods.

Results of Operations
---------------------

1994 Compared with 1993
-----------------------

     Net loss during 1994 was $7,134,000 or $.45 per share, compared to net loss of $16,189,000 or $1.04 per share for 1993. Net loss during 1994 was affected by the following:

     (1) Certain restructuring charges and other one-item charges included in operating expenses, as follows:

          (a) Approximately $3.4 million to write off the Company's investment in its limestone project. Following the Company's evaluation of this opportunity, the Company determined that it will no longer pursue the development of its limestone assets. As a result, the entire investment in these assets has been written off.

          (b) Approximately $2 million to write off certain coal assets that will no longer be utilized or recovered in the remaining coal operations. These asset write-offs include approximately $1.1 million of receivables that have been deemed to be uncollectible and a $900,000 write down associated with a dock owned by the Company which is no longer being utilized.

          (c) Approximately $670,000 associated with certain environmental projects. The Company had previously incurred costs associated with certain environmental projects which will no longer be pursued. As a result, such costs associated with these projects have been written off.

          (d) Approximately $670,000 in general and administrative expenses related to certain non-recurring one-time expenses associated with certain management and legal fees incurred in connection with the Company's attempts to sell its remaining coal operations and other one-time corporate charges.

     (2) Certain charges included in other expense in the Company's 1994 consolidated statement of operations, as follows:

          (a) $6.8 million associated with reserves established for the remaining balance of a note receivable taken in connection with a sale of a coal subsidiary in April 1992 and certain other costs associated with this transaction. During April 1992, the Company sold all of the outstanding stock of one of its subsidiaries, Southern Illinois

               Mining Company, Inc. ("SIMC"), to Marion Mining Corp. ("Marion") for $1 million cash and an approximately $10.4 million promissory note. Subsequent to this transaction, both SIMC and Marion filed bankruptcy.

                         During 1993, the Company established a $5.8 million
               reserve against this note receivable. Such valuation was determined considering the estimated ultimate realizable value of the assets that would be recovered from bankruptcy. During the third quarter of 1994, the Company determined that the net value of the assets to be recovered from bankruptcy would be substantially less than previously expected. Accordingly, the Company fully reserved for this note receivable and reserved for certain other costs to be incurred in connection with bringing this bankruptcy proceeding to a conclusion.

                         On November 14, 1994, the U.S. Bankruptcy Court
               approved a settlement of this matter. Pursuant to such settlement, the Company agreed to pay $527,500 to SIMC, and SIMC agreed, among other things, to convey its interest in all of the assets which had secured the note receivable to the Company. The property was conveyed to the Company on December 13, 1994. However, as it is uncertain whether the Company will realize any value from this property, the Company has recorded such property at a net book value of zero. (See Note 3 to the Consolidated Financial Statements.)

          (b) $1.2 million associated with writing off the Company's investment in a recycling company. The Company had initially invested in a company that developed certain recycling technology. This company is presently experiencing substantial financial difficulties and management believes its carrying value is permanently impaired. As a result, the Company wrote off its entire investment in this company during 1994.

     (3) Pursuant to the Stock Purchase Agreement dated September 24, 1993, (the "Agreement"), the Company entered into an agreement to sell the stock of five of its coal subsidiaries to an indirect wholly-owned subsidiary of The Pittston Minerals Group, Inc. ("Pittston") for $157 million cash. In accordance with the agreement, before closing, certain property, plant and equipment (the net book value of which was approximately $43,000,000 as of December 31, 1993) was transferred to other subsidiaries of the Company from the subsidiaries to be sold.
          In addition, the Company retained all of the net working capital (the net book value of which was approximately $30 million as of December 31, 1993) of the sold subsidiaries as of the date of closing. In connection with the sale, the Company has provided certain guarantees to Pittston.

          This transaction was completed on January 14, 1994.

          Other terms of the transaction include the Company entering into a coal supply contract with Pittston (the "Pittston Coal Supply Contract") for the sale of 4,920,000 tons over 3-1/2 years at a base price of $26 per ton. Additionally, the Company will receive a $1.00 per ton production royalty for coal produced from certain West Virginia properties being sold to Pittston with a minimum royalty of $100,00 per month, a maximum aggregate royalty in any one year of $1.5 million, and a maximum aggregate royalty under the agreement of $3.75 million. The Company will also pay Pittston a royalty of $0.50 per ton of coal produced by two retained highwall mining machines for 3-1/2 years.

          With respect to the $157,000,000 sale price and the net working capital retained by the Company, approximately $2,500,000 was used to pay the Company's closing costs for the transaction, including a $1,000,000 payment to a consultant for the Company and $500,000 to the financial advisors for their services. The Company used approximately $131,725,000 of the proceeds to provide for the early redemption of its 12% Senior Secured Notes due July 1, 1995, including the payment of $4,288,000 as a redemption premium and approximately $2,437,000 in net interest through March 15, 1994 (the redemption date). In addition, the Company used certain of the proceeds to retire all indebtedness outstanding under the Company's revolving line of credit agreement related to its coal operations. The outstanding balance on the line of credit as of January 14, 1994, was $23,442,000. The Company also used approximately $3,800,000 to compensate its employees for extraordinary efforts expended in connection with the consummation of the transaction, including approximately $416,500 in connection with the termination of stock options held by employees who became employees of Pittston as a result of the transaction.

          In January 1994, the Company recorded a pre-tax gain of approximately $118,000 in connection with this transaction. Included in the calculation of this gain, the Company established certain reclamation reserves due to the phase-down of production from those mines retained by the Company, established other contingency reserves due to the de-emphasis of its mining operations, and estimated the effect of various other contractual arrangements with Pittston. During the third quarter of

          1994, the Company reduced the gain recorded on this transaction by $6,275,000. The reduction in the gain previously recorded is a result of the Company settling the working capital adjustment dispute with Pittston and adjusting certain other contingency reserves specifically set up in connection with this transaction.

          In January 1995, Pittston notified the Company of certain claims for indemnification in accordance with the terms of the Agreement. The Company is currently negotiating with Pittston concerning these matters, but at this time does not believe that the claims will result in a material adverse impact on the Company's financial position.

          After the transaction discussed above, the Company continues to own and operate four eastern Kentucky mines with estimated annual production capacity of 3,000,000 tons per year. During 1994, the Company opened additional mines located near these four retained mines, and closed two of the retained mines. Future production from current operating coal mines will be placed on the Pittston Coal Supply Contract and a new coal supply contract entered into with The Cincinnati Gas & Electric Company (the "CG&E Coal Supply Contract") and a new coal supply contract with Kentucky Utilities (the "KU Coal Supply Contract"). As of December 31, 1994, the CG&E Coal Supply Contract calls for the sale of up to approximately 10,200,000 tons of coal over the next eleven years (assuming exercise of option periods) and the KU Coal Supply Contract calls for the sale of approximately 452,000 tons of coal over the next fifteen months.

          During 1993, the four retained mines produced 2,373,000 tons with an average cost of operations of $25.84 per ton. The average sales price received by the Company from coal produced by these eastern Kentucky mines during 1993 was $28.59 per ton.

          During 1994, the same four retained mines produced 1,755,000 tons with an average cost of operations of $23.77 per ton. The average sales price received by the Company from coal produced by these eastern Kentucky mines during 1994 was $26.50 per ton.

     (4) During 1994, the Company recognized interest expense of approximately $623,000, compared to $16,578,00 during 1993. This substantial decline in interest expense is primarily due to the use of the proceeds from the sale of the five coal subsidiaries to retire the Company's $125,000,000 principal amount of $12% Senior Secured Notes and all indebtedness outstanding under the Company's revolving line of credit related to the coal operations that were sold. (See Note 2 to the Consolidated Financial Statements.)

     Net loss during 1993 was $16,189,000, or $1.04 per share, compared to net income of $11,036,000, or $.72 per share for 1992. Net loss during 1993 was affected by the following:

     (1) Certain restructuring and other one-time charges included in operating expenses, as follows:

          (a) Approximately $9.4 million to write off the Company's investment in its sulfur project. Following the Company's evaluation of this opportunity, the Company determined that it will no longer pursue the development of its sulfur assets. As a result, the entire investment in these assets was written off.

          (b) Approximately $5.1 million to write off certain environmental projects that the Company determined it would no longer pursue.

     (2) During 1993, the Company reserved for certain litigation settlements which reduced pre-tax income by $4,050,000. (See Note 18 to the Consolidated Financial Statements.)

     (3) During 1993, the Company established a $5,767,000 pre-tax reserve against the note received arising out of the 1992 sale of one of its subsidiaries; this write-off is reflected in other income and expense. (See Note 3b to the Consolidated Financial Statements.)

     (4) Adverse wet weather conditions during the first four months of 1993 and the month of December 1993 caused major inefficiencies at the Company's mining operations and, as a result, a major increase in production costs.

     The Company's mining revenues decreased from $358,957,000 in 1993 to $113,824,000 in 1994 and income from mining operations decreased from $7,346,000 in 1993 to $1,746,000 in 1994. This decline in mining revenues is primarily due to a decrease in tons sold from 11,182,000 tons in 1993 to 3,883,000 tons in 1994. The Company also experienced a decrease in average sales price per ton from $29.48 recognized in 1993 to $26.29 per ton recognized in 1994. These declines in mining revenue and sales price per ton are primarily attributable to the sale of five of the Company's coal subsidiaries in January 1994. (See Note 2 to the Consolidated Financial Statements.) Additionally, the Company recognized revenue of $4,822,000 associated with the sale of a highwall mining machine sold to Pittston during 1993.

     In addition to decreases in income from mining operations due to the factors discussed in the preceding paragraph, income from mining operations was adversely affected by the poor performance of the Company's contract mining operations. The Company's contract mining operations generated a loss from operations during 1994 of $3,131,000. The Company has experienced difficulty in placing its highwall mining machines into longer-term, profitable contract mining operations. In addition to severe weather conditions temporarily idling highwall mining machines in the Company's contract mining operations, the Company has experienced difficulty with geological formations at certain of its contract mining sites. During 1994, the Company experienced a pre-tax loss of approximately $1,722,000 at one contract mining site, primarily due to poor geological conditions. The Company also expects to report a loss from its contract mining operations in the first quarter of 1995 primarily due to poor geological formations with respect to its contract mining operation at another site, which operation has been suspended. The Company has recently established new criteria with respect to the evaluation of contract mining opportunities, but there can be no assurance that these new criteria will result in successful contract mining operations.

     While approximately 76.2 percent of the Company's total coal sales in tons during 1994 were pursuant to contracts with a term of more than one year, see
Item 1. "Business -- Coal Mining Operations," the Company is also subject to general conditions in the coal industry, including recent mild temperatures which cause high coal inventories of electric utilities, generally weak demand, and low exports. General conditions in the coal industry also affect the Company's efforts to negotiate new long-term contracts or extensions thereof with utilities. For example, high inventory levels at utilities and low spot coal prices decrease the incentive for an electric utility to enter into a long-term coal sales contract.

     Environmental revenues and income from operations for 1993 and 1994, respectively, are comprised of the following (in thousands):

                      Landfill       Waste Collection              Total
                     Operations          Services              Environmental
                   1993     1994      1993       1994        1993        1994
                  ----------------  -------------------  ----------------------

Revenues          $17,264  $25,453   $ 7,665   $10,604       $24,929  $36,057
Income from
  operations        5,818    8,502    (2,096)   (3,058)        3,722    5,444
Tonnage received      753    1,134

     The primary reason for the substantial increases in total environmental revenues and income from operations is an increase in tons of waste received from 753,000 tons in 1993 to 1,134,000 tons in 1994. While it is common industry practice, the Company does not allow a discount on its waste collection services for waste delivered to Company landfills.

     In June 1992, the Company entered into a 14-year exclusive licensing agreement that permits Joy Technologies, Inc. ("Joy") to manufacture and market a highwall mining system that the Company developed and currently uses in its own mining operations. In accordance with the terms of the June 1992 agreement, Joy plans to market the system to mining companies on the basis of a cost per ton of material mined by the system. If Joy successfully markets the system, the Company will receive approximately $130,000 in origination fees for each of the first eight machines leased, during the first thirty months of the agreement, approximately $255,000 in origination fees from each machine leased thereafter, and a royalty based on tons of material mined by these other mining companies. The agreement provides that Joy will charge a lessee a minimum royalty per ton of material mined of $3.77, subject to adjustment for inflation from the date of the agreement and increases in safety-related changes. The Company will receive 30% of the minimum royalty of $3.77 (as adjusted for inflation) and generally 50% of any part of such royalty payments in excess of $3.77 (as adjusted for inflation) and increases in safety-related expenses. While Joy has not met the Company's anticipated results for leases under the June 1992 agreement, Joy has indicated to the Company that it will more aggressively pursue the marketing of these machines during 1995.

     The Company generated other revenue during 1994 of $1,275,000 related to the highwall mining system licensing agreement with Joy. During 1993, other revenue of $261,000 was generated from the highwall mining system licensing agreement.

     As a percentage of total revenues, cost of operations decreased from 82% for 1993 to 80% for 1994. This decrease is primarily a result of improved operating results at the Company's environmental operations. Depreciation and amortization decreased from $29,939,000 in 1993 to $8,776,000 in 1994. This 71% decrease is primarily attributable to a decrease in depreciable coal mining assets. This decrease in coal mining assets is due to the sale of the five coal subsidiaries to Pittston on January 14, 1994.

     Selling, general and administrative expenses decreased from $22,302,000 in 1993 to $13,141,000 in 1994. This decrease is primarily attributable to a decline in sales commissions paid based on coal sold under certain coal supply contracts. This decline is due to the sale of the five coal subsidiaries to Pittston on January 14, 1994.

     Interest expense decreased from $16,578,000 during 1993 to $623,000 during 1994. The decrease is due to the retirement of the Company's Senior Secured Notes and payoff of the Company's revolving line of credit relating to the coal operations that were sold. The amount of interest capitalized for 1994 and 1993 was $1,464,000 and $2,111,000, respectively.

     Interest income increased from $649,000 during 1993 to $786,000 during 1994. This 21% increase is due to an increase in the average amount of short-term investments outstanding.

     The Company's effective tax rate increased from a 25% benefit in 1993 to a 35% benefit in 1994. This increase in the effective rate is primarily a result of several factors, including percentage depletion and the allowance on utilization of minimum tax credits.

     The Company's cash, cash equivalents and short-term investments totaled $11,943,000 at December 31, 1994, compared to $13,744,000 at December 31, 1993.
See discussion of this decrease under "Liquidity and Capital Resources."

     Accounts receivable, net, at December 31, 1994 totaled $18,944,000, compared to the balance of $8,945,000 at December 31, 1993. As of December 31, 1993, the accounts receivable related to the coal subsidiaries sold to Pittston were included in net assets held for disposal. The increase since that date represents accounts receivable generated by 1994 coal sales from the Company's retained mining operations. (See Note 2 to the Consolidated Financial Statements.)

     Inventories decreased to $6,495,000 at December 31, 1994, compared to $11,803,000 at December 31, 1993, primarily due to a decrease in tons of coal in inventory at December 31, 1994.

     Prepaid expenses and other at December 31, 1994, totaled $2,776,000, compared to the balance of $7,718,000 at December 31, 1993. This decrease is the result of a decrease of approximately $3,300,000 of tax deposits and claims primarily due to changes in the Company's tax position for 1994. In addition, prepaid expenses and other at December 31, 1993 included approximately $1,100,000 related to the sale of coal subsidiaries to Pittston on January 14, 1994.

     Property, plant and equipment increased to $182,835,000 at December 31, 1994 compared to $140,758,000 at December 31, 1993. This 30% increase is primarily due to an increase in landfill and other environmental related development costs and costs capitalized in association with the development of the Company's gold mining project in Arizona.

     Assets held for sale at December 31, 1994, was $16,605,000. This amount is comprised of the Company's citrus operations in Belize (approximately $13,400,000) and a corporate jet (approximately $3,200,000) that the Company decided to sell in 1994. This corporate jet has been sold for $4,125,000 subsequent to year-end. The Company does not expect to recognize a loss on the sale of the citrus operations, although there can be no assurances concerning the ultimate amount realized from these assets.

     Restricted cash increased from $2,348,000 at December 31, 1993, to $4,437,000 at December 31, 1994, primarily due to the addition of two landfills and the amount required to be escrowed for the future closure and post-closure costs associated with these landfills.

     Other assets decreased from $11,158,000 at December 31, 1993, to $8,008,000 at December 31, 1994. This decrease is primarily due to the Company writing off the SIMC note in 1994.

     Accounts payable at December 31, 1994, increased to $14,049,000 as compared to the December 31, 1993, balance of $5,609,000, primarily due to accounts payable related to the coal subsidiaries sold to Pittston being included in the net assets held for disposal at December 31, 1993. The increase since that date represents accounts payable generated by the Company's retained mining operations. (See Note 2 to the Consolidated Financial Statements.)

     The Company's new line of credit balance at December 31, 1994, totaled $4,200,000, compared to the December 31, 1993, balance of $23,442,000 drawn on the Company's previous line of credit related to its coal operations. This decrease is primarily due to the payoff of the Company's previous line of credit during the first quarter of 1994 with the proceeds generated from the sale of certain coal subsidiaries.

     The Company's current portion of long-term debt outstanding decreased from $126,228,000 at December 31, 1993, to $7,257,000 at December 31, 1994, primarily due to proceeds from the sale of the five coal subsidiaries being utilized to reduce certain long-term debt. (See Note 2 to the Consolidated Financial Statements.)

     Accrued expenses and other liabilities remained relatively unchanged from $13,392,000 at December 31, 1994, as compared to the $13,714,000 balance at December 31, 1993.

     The Company's long-term debt outstanding increased from $11,955,000 at December 31, 1993 to $41,118,000 at December 31, 1994. This increase is primarily due to the $11,000,000 borrowed against the Company's line of credit related to its environmental operations during 1994, the issuance of $7,400,000 in tax exempt revenue bonds to finance the construction of a landfill in Wayne County, Georgia and $9,330,000 in a gold loan related to the Company's Arizona gold mining project. (See Note 11 to the Consolidated Financial Statements.)

     The Company's other long-term liabilities increased from $2,705,000 at December 31, 1993, to $18,921,000 at December 31, 1994. This increase is primarily due to the normal increase in landfill closure and post-closure costs accrued, as well as an increase in the long-term accrual for reclamation on the Company's retained coal mining properties recorded in connection with the Company's disposal described in Note 2 to the Consolidated Financial Statements.

1993 Compared with 1992
-----------------------

     Net loss during 1993 was $16,189,000, or $1.04 per share, compared to net income of $11,036,000, or $.72 per share for 1992. Net loss during 1993 was affected by the following:

     (1) Certain restructuring and other one-time charges including in operating expenses, as follows:

         (a) Approximately $9.4 million to write off the Company's investment in its sulfur project. Following the Company's evaluation of this opportunity, the Company determined that it will no longer pursue the development of its sulfur assets. As a result, the entire investment in these assets was written off.

         (b) Approximately $5.1 million to write off certain environmental projects that the Company determined it would no longer pursue.

     (2) During 1993, the Company reserved for certain litigation settlements which reduced pre-tax income by $4,050,000. (See Note 18 to the Consolidated Financial Statements.)

     (3) During 1993, the Company established a $5,767,000 pre-tax reserve against the note receivable arising out of the 1992 sale of one of its subsidiaries; this write-off is reflected in other income and expense. (See Note 3b to the Consolidated Financial Statements.)

     (4) Adverse wet weather conditions during the first four months of 1993 and the month of December 1993 caused major inefficiencies at the Company's mining operations and, as a result, a major increase in production costs.

     Net income during 1992 was affected by the following:

     (1) The Company recognized a $10,544,000 pre-tax gain on the sale of certain coal subsidiaries. (See Note 3a to the Consolidated Financial Statements.)

     (2) During 1992, the Company recognized $4,285,000 in pre-tax gains on the sale of assets. The majority of this gain was recognized from the sale of certain West Virginia coal reserves.

     (3) During 1992, the Company reached a litigation settlement which reduced pre-tax income by $5,100,000. (See Note 18 to the Consolidated Financial Statements.)

     (4) During 1992, the Company recognized an approximately $5,000,000 pre-tax gain on the sale of highwall mining machines.

     The Company's mining revenues increased from $292,225,000 in 1992 to $358,957,000 in 1993. Contributing to this 23% increase was revenue of $4,827,000 recognized on a fourth highwall mining machine sold to Pittston during 1993. Also contributing was a 27% increase in tons sold from 8,815,000 tons sold during 1992 compared to 11,182,000 tons sold during 1993. Additionally, included in mining revenues was $4,255,000 realized from the Company's highwall miner contract mining activities during 1993 compared to $1,480,000 realized from the Company's highwall miner contract mining activities during 1992. This increase in tons sold is primarily a result of the acquisition described in Note 20a to the Consolidated Financial Statements.

     Environmental revenue and income from operations for 1992 and 1993, respectively, are comprised of the following (in thousands):


                    Landfill       Waste Collection        Total
                   Operations          Services         Environmental
                  1992    1993     1992       1993     1992       1993
                 ---------------  -----------------   -------------------

Revenues         $4,689  $17,264    $3,090  $ 7,665    $7,779     $24,929
Income from
  operations      1,984    5,818      (364)  (2,096)    1,620       3,722
Tonnage received    196      753

     The primary reasons for the substantial increases in total environmental revenues and income from operations is the receipt of operating permits for certain contained landfills during 1992 and the commencement of operations at these landfills. The Company received approximately 753,000 tons of waste at Company-owned landfills during 1993 compared to 196,000 tons of waste received during 1992. While it is common industry practice, the Company does not allow a discount on its waste collection services for waste delivered to Company landfills.

     Included in the Company's other revenues and income from operations in 1993 was $261,000 in origination fees received from Joy under the 14-year exclusive licensing agreement. These fees relate to the two highwall miners leased by Joy to third parties during 1993. During 1993, Joy paid no per ton royalty fees related to these two machines.

     As a percentage of total revenues, cost of operations increased from 79% for 1992 to 82% for 1993. This increase is primarily a result of higher costs being incurred at the Company's mining operations due to adverse weather conditions during the first part of the year.

     Depreciation and amortization increased from $25,111,000 in 1992 to $29,939,000 in 1993. This 19% increase is primarily attributable to an increase in depreciation and amortization of landfill property and equipment.

     Selling, general and administrative expenses during 1993 totaled $22,302,000 and remained relatively unchanged compared to $21,274,000 for 1992.

     Interest expense increased from $13,483,000 during 1992 to $16,578,000 during 1993. The 23% increase is primarily due to the decline in the amount of interest capitalized in 1993. The amount of interest capitalized for 1993 was $2,111,000 compared to interest capitalized of $4,806,000 for 1992. The capitalized interest is related primarily to the Company's environmental operations. The decrease in capitalized interest occurred because the Company ceases to capitalize interest after a landfill becomes operational.

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

Liquidity and Capital Resources
-------------------------------

     The working capital needs of the Company have been met primarily through a combination of funds provided by banks and other institutions, proceeds from the sale of certain coal subsidiaries to Pittston, a sale-leaseback arrangement with respect to one of its highwall mining machines, and cash generated through operations.

     The overall net decrease in cash and cash equivalents was $10,275,000 and $19,211,000 for the years ended December 31, 1994 and 1993, respectively. Such net decreases reflect net cash used in operating, investing and financing activities.

     Net cash provided by (used in) operating activities was $(1,634,000) and $22,756,000 for the years ended December 31, 1994 and 1993, respectively. This fluctuation between years is primarily a result of payments for reclamation activities for retained properties and retained obligations related to the sale of certain coal subsidiaries to Pittston and the reestablishment of working capital in the retained coal operations. In addition, the fluctuation reflects other changes in working capital items whereby increases in net working capital would cause a decline in net cash provided by operating activities. Such other changes consist of an $11,466,000 increase in accounts receivable and a $10,900,000 decrease in accrued expenses, net of a $8,291,000 increase in accounts payable. During 1993, such other changes consisted of an $11,899,000 increase in accounts receivable, a $6,358,000 increase in inventories and a $4,510,000 decrease in deferred income tax liabilities, net of $10,706,000 increase in accrued expenses and other current liabilities.

     Net cash provided by (used in) investing activities was $105,266,000 and $(47,399,000) for 1994 and 1993, respectively. The 1994 amount primarily consists of net proceeds of $181,641,000 from the sale of coal subsidiaries, net of property, plant and equipment purchases of $63,158,000 and investment purchases of $8,474,000. The 1993 amount primarily consists of property, plant and equipment purchases.

     Net cash (used in) provided by financing activities was $(113,907,000) and $5,432,000 for 1994 and 1993 respectively. The 1994 amount primarily represents the retirement of the Company's senior secured notes. The 1993 amount primarily represents proceeds of $4,311,000 from the issuance of common stock and net borrowings of $1,648,000 on long-term debt and the revolving line of credit.

     Net working capital as of December 31, 1994 was approximately $81,000, compared to approximately $11,417,000 as of December 31, 1993. This decrease is primarily due to the net proceeds from the retirement of the assets held for disposal and senior secured notes being used to finance the Company's landfill and gold mine development projects during 1994. In addition, included in net working capital as of December 31, 1994 is net current liabilities of approximately $6,777,000 related to the gold mine development project, which had not commenced operations as of December 31, 1994.

     As of December 31, 1994, the Company had approximately $19,588,000 available under financing arrangements, including $10,800,000 remaining under its coal line of credit and $8,788,000 remaining under its environmental line of credit. Also, in February 1995, the Company amended its environmental line of credit to allow additional borrowings of $10 million. (See Note 11 to the Consolidated Financial Statements.)

     During 1994, the company entered into a sale-leaseback transaction whereby the Company sold a highwall mining machine for approximately $5,633,000 and leased it back from the purchaser. The Company has successfully financed the construction of two additional highwall mining machines in previous years through sale-leaseback arrangements. The Company expects that it will continue to be able to use this method to finance the construction of future highwall mining machines.

     Assets held for sale at December 31, 1994, was $16,605,000. This amount is comprised of approximately $13,400,000 related to the Company's citrus operations and approximately $3,200,000 invested in a corporate jet. The corporate jet has been sold for $4,125,000 subsequent to year-end.
Approximately $3,200,000 of the proceeds from this sale were used to reduce outstanding debt on the aircraft. The sale of the citrus operations may also generate cash for the Company.

     During 1994, the Company acquired a landfill near Macon, Georgia. The existing landfill operation is permitted to accept construction and demolition waste and certain industrial wastes. A new permit allowing the landfill to accept municipal solid waste was issued in June 1994 and has been appealed. Once the permit is nonappealable, an additional payment of approximately $3.6 million will be made to the seller.

     The Company has various operating leases for mining and other equipment. The Company also leases certain coal reserves which require minimum annual royalties to be paid regardless of the amount of coal mined. Approximate noncancellable minimum payments in 1995 under the operating leases total $8,308,000, and minimum royalties related to leases total $1,395,000.

     The Company has experienced lower-than-expected ore grades and other start-up problems at its gold mine project. During 1994, the Company's gold mining subsidiary entered into a loan agreement guaranteed by the Company pursuant to which $9,330,000 was borrowed to finance the development of the project. The loan matures in October 1996 and is repayable in varying quarterly installments of principal and interest which may be made in cash or gold, beginning with 16% of the principal amount due on July 31, 1995, and approximately 31% of the principal amount due on October 31, 1995. See Note 11 to the Consolidated Financial Statements. Although the Company at this time expects the project will be profitable, if the company were unable to successfully operate its gold mining project and also could not renegotiate its gold loan agreement if necessary, a default under this agreement and potential defaults triggered thereby under other financing arrangements would cause a significant deficiency in the Company's liquidity.

     There are certain environmental contingencies related to the Company's coal operations and integrated solid waste disposal system operations, primarily land reclamation obligations and landfill closure obligations, respectively. Under current federal and state surface mining laws, the Company is required to reclaim land where surface mining operations are conducted. Accruals for the estimated cost of restoring the land are provided as mining takes place, based upon engineering estimates of costs. The Company also estimates and records its costs associated with closure and post-closure monitoring and maintenance for operating landfills based upon relevant government regulations. Accruals for these closure and post-closure costs are provided as permitted airspace of the landfill is consumed. The Company revises its estimates on a periodic basis. As of December 31, 1994, the Company had accrued expenses for reclamation and closure costs of approximately $14,316,000. Because of the long-term nature of these obligations, there is a possibility that such obligations, when ultimately paid, may differ substantially from the recorded accrued expense, thus affecting the Company's liquidity. Considering the existing accruals with respect to the Company's landfills at December 31, 1994, approximately $58 million of additional accruals are to be provided over the remaining lives of these facilities. Such additional accruals to be provided have been estimated on current costs and existing regulatory requirements, and assume that the landfills will be filled to capacity. Due to uncertainties and significant judgments used in determining the amounts of additional accruals to be provided, the actual amounts to be expended may differ substantially.

     In 1990, the Company implemented a self-insurance program to cover most of its employees for workers' compensation, including black lung benefits. Black lung expense is being provided, based upon a recent actuarial study, over the estimated remaining working lives of the miners using accounting methods similar to that of a defined benefit pension plan. Benefits provided are subject to federal and state law and, thus, are not under the control of the Company. As of December 31, 1994, the Company had a reserve for workers' compensation, including black lung benefits, of approximately $4,187,000. Because of the long-term nature of these obligations, there is a possibility that workers' compensation (including black lung) obligations , when ultimately settled and paid, may differ substantially from the recorded balance and thus affect the Company's liquidity.

     The Company believes that its present financial condition, considering the funds available under the existing financing agreements, the proceeds received from the sale of certain coal subsidiaries (see Note 2 to the Consolidated Financial Statements) and other assets, internal financial resources, and assuming the Company's continuing ability to finance the construction of highwall mining machines using a sale-leaseback arrangement, provides adequate capital reserves and liquidity.

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

Item 8.   Financial Statements and Supplementary Data.
          -------------------------------------------

     See accompanying Table of Contents to Consolidated Financial Statements and Schedules.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
         ---------------------------------------------------------------
         Financial Disclosure.
         --------------------

     None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.
          --------------------------------------------------

     The following information is furnished as of March 15, 1995, with respect to the executive officers and directors of the Company.

           Name              Age     Position with the Company
           ----              ---     -------------------------
Larry Addington              59   Chairman of the Board and
                                  Chief Executive Officer

Kirby J. Taylor              49   President

Robert Addington             55   Vice President - Operations and
                                  Engineering, Director

Bruce Addington              41   Vice President - Operations, Director

R. Douglas Striebel          37   Vice President, Treasurer and Chief
                                  Financial Officer

Jack C. Fisher               66   Director

Carl R. Whitehouse           72   Director

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

     In connection with the March 1, 1995, proposal by Messrs. Addington to purchase the non-environmental subsidiaries of the Company, the Company is currently considering adding one or more persons to the Board of Directors and the special committee established to evaluate the proposal.

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

     Larry Addington has served as Chief Executive Officer of the Company since its organization and was the founder of each of the corporate entities acquired
by the Company pursuant to the Company's 1987 reorganization.   Mr. Addington
served as President of the Company from its organization until June 30, 1994.

     Kirby J. Taylor has served as President of the Company since July 1, 1994. From March 1993 through June 1994, Mr. Taylor served as vice president and chief financial officer of Outboard Marine Corporation, an international marketer of marine engines, boats, accessories and services. For 22 years before joining Outboard Marine Corporation, Mr. Taylor served various Tenneco companies, including service as vice president-finance from 1990 to March 1993 at Tenneco Automotive Company and service as a vice president and chief financial officer of Tenneco Minerals Company from 1984 to 1990.

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

     Carl R. Whitehouse has served as the President and Chief Executive Officer of the newly organized South Central Bank of Daviess County since October 1994. Mr. Whitehouse had previously retired in December 1988 as the Chairman of the Board of Citizens State Bank in Owensboro, Kentucky, where he had also served as President and Chief Executive Officer. Mr. Whitehouse is a member of the Company's Audit Committee.

Compliance with Section 16(a) of The Exchange Act
-------------------------------------------------

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

Limitation on Liability of Directors
------------------------------------

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

Item 11.  Executive Compensation.
          ----------------------

     The following table sets forth the aggregate cash compensation paid by the Company for 1994, 1993 and 1992 to the five most highly compensated executive officers of the Company whose salary and bonus compensation exceeded $100,000 in 1994, and who were serving at the end of the year, along with two executive officers who would have otherwise been included in such table but were not serving as executive officers at the end of the year.

                          Summary Compensation Table
                          --------------------------

                                                                                                    Long Term
                                                          Annual Compensation                      Compensation
                                                          -------------------                      ------------
           Name and Principal                                                        All Other
                Position                    Year       Salary           Bonus       Compensation    Options (#)
           ------------------               ----      --------        ----------    ------------    -----------
Larry Addington                             1994      $276,000         $  - 0 -       $  - 0 -          - 0 -
Chairman and Chief Executive Officer        1993       274,134            - 0 -          - 0 -          - 0 -
 and Director                               1992       259,615           39,468          - 0 -          - 0 -

Kirby J. Taylor(1)                          1994      $107,658         $100,000(1)    $  - 0 -         40,000
President

Robert Addington                            1994      $226,000         $  - 0 -       $  - 0 -          - 0 -
Vice President - Operations and             1993       224,134            - 0 -          - 0 -          - 0 -
 Engineering, Director                      1992       207,692           39,468          - 0 -          - 0 -

Bruce Addington                             1994      $176,000         $  - 0 -       $  - 0 -          - 0 -
Vice President - Operations, Director       1993       173,442            - 0 -          - 0 -          - 0 -
                                            1992       135,000           39,468          - 0 -          - 0 -

R. Douglas Striebel                         1994      $132,250         $250,000(2)    $  - 0 -         25,000
Vice President, Chief Financial Officer     1993       128,403            - 0 -          - 0 -          - 0 -
                                            1992       122,116           90,468          - 0 -          5,000

William R. Nelson(3)                        1994      $149,900         $100,000(2)    $217,100(4)       - 0 -
Vice President                              1993       201,000            - 0 -            995(5)       - 0 -
                                            1992        77,123            - 0 -            735(5)       - 0 -

Michael J. Quillen(6)                       1994      $ 19,519         $250,000(2)    $255,000(7)       - 0 -
Vice President                              1993       201,000          100,000          - 0 -          - 0 -
                                            1992        95,406            - 0 -          - 0 -         40,000
---------------

     (1) Employment began on June 28, 1994, and Mr. Taylor received an aggregate $100,000 signing bonus, $50,000 of which was paid in each of 1994 and 1995.

     (2) Bonus paid in connection with the disposition of certain assets to a subsidiary of The Pittston Company on January 14, 1994.

     (3) Employment began August 1, 1992 and ended as of September 15, 1994.

     (4) $217,100 represents a severance payment to Mr. Nelson.

     (5) Represents the premium on term life insurance with a $500,000 death benefit.

     (6) Employment began July 1, 1992; Mr. Quillen resigned effective January 14, 1994.

     (7) Payment to Mr. Quillen made in February 1995 in connection with the termination of options for 40,000 shares of common stock as a result of the transaction with The Pittston Company described in note 1 above.

     The Company has entered into an employment agreement with Kirby J. Taylor. Pursuant to the employment agreement, Mr. Taylor will be employed as the President and Chief Operating Officer of the Company at an annual base salary of $250,000, subject to annual increases. Mr. Taylor received a signing bonus of $100,000. The employment agreement provides that Mr. Taylor would initially receive options for 40,000 shares, and subsequently receive grants of options for 20,000 shares per year for three years, for an aggregate of 100,000 shares. The agreement provides that if Mr. Taylor is discharged for any reason other than cause, as defined, the Company will pay him an amount equal to twice his base salary unless such termination is because of Mr. Taylor's death or retirement, or by the Company for gross negligence or willful misconduct. The employment agreement provides for an annual performance bonus calculated as follows: if the Company earns after tax profits of $1.00 per share, Mr. Taylor will receive 40% of his base salary as a performance bonus; if the Company earns after tax profits of $1.50 or more per share, Mr. Taylor will receive 75% of his base salary as a performance bonus; for after tax profits per share of $2.00 or more, Mr. Taylor will receive 100% of his base salary as a performance bonus. For after tax profits between $1.00, $1.50 and $2.00 per share, Mr. Taylor will receive a performance bonus of his base salary on a pro rata basis. In addition, for after tax profits of $1.50 per share, or $2.00 or greater per share, Mr. Taylor will be granted an annual bonus of options for 20,000 shares or 40,000 shares, respectively. For after tax profits between $1.50 and $2.00 per share, such bonus stock options will be granted on a pro rata basis. These stock options will be issued in accordance with the terms of the Company's Restated Stock Option Plan. The Corporation will provide Mr. Taylor the use of an automobile, limited country club dues, and a term life insurance policy with a death benefit of $750,000. The employment agreement also provides the Company contemplates making a seat on the Board of Directors available to Mr. Taylor upon the successful completion of one year of employment.

     The Company has entered into an employment agreement with R. Douglas Striebel. Pursuant to the employment agreement, Mr. Striebel will be employed as Chief Financial Officer of the Company at the rate of $131,250 per annum.
Mr. Striebel may receive a bonus of up to $120,120 each year as a participant in the Company's management incentive program. In addition, Mr. Striebel may receive discretionary bonuses. If the Company is acquired by, or merged into, another entity, and Mr. Striebel's position is eliminated for reasons other than poor performance, the new management shall be required to grant him severance pay of no less than $300,000 or employ him for at least three years.

     The Company had entered into an employment agreement with William R. Nelson. Pursuant to the employment agreement, the Company employed Mr. Nelson as the President and Chief Executive Officer of its subsidiary, Addington Environmental, Inc. Mr. Nelson was paid an annual salary of $200,000. The employment agreement provided a three-year term ending on July 31, 1995. The employment agreement provided certain benefits if a Change of Control (as defined) occurred. Pursuant to a release dated September 15, 1994, Mr. Nelson's employment agreement was terminated and he was provided a payment of $217,100. Mr. Nelson is subject to certain restrictive covenants set forth in the agreement for a period of three years from the termination.

Compensation of Directors
-------------------------

     Directors of the Company who are also officers of the Company receive no compensation for their services as directors. During 1994, the Company's standard directors fees for non-management directors were a base salary of $10,000 per year for services as directors, with an additional $1,000 per Board meeting actually attended, and $500 for each committee meeting actually attended which was not held in conjunction with a meeting of the Board of Directors.

Stock Option Plan
-----------------

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

     Pursuant to the Option Plan, the Company has reserved for issuance 1,500,000 shares of Common Stock for which options may be granted by the Option Committee of the Board of Directors (currently consisting of Messrs. Addington) to officers, employees and independent contractors of the Company and its subsidiaries in amounts and upon terms and conditions to be determined from time to time by the Option Committee. Messrs. Addington are not eligible to receive options pursuant to the Option Plan. During 1994, no options were exercised by any of the executive officers named in the Summary Compensation Table above.

                             Option Grants in 1994
                             ---------------------

                                                                                  Potential Realiz-
                                                                                  able Value at
                                                                                  Assumed Annual
                                                                                  Rates of Stock
                                                                                  Price Appreciation
                                                                                  for Option Term
                                                                                  -------------------
                                         % of Total
                                      Options Granted
                          Options       to Employees      Exercise    Expiration
Name                    Granted (#)       in 1994       Price ($/Sh)      Date     5% ($)     10% ($)
----                   ----------     ---------------   ------------  ----------   ------     -------
Larry Addington            -0-              N/A              N/A          N/A        N/A        N/A

Kirby J. Taylor         40,000(1)          12.4%           $9.75       10/23/04    $245,269   $621,560

Robert Addington           -0-              N/A              N/A          N/A        N/A        N/A

Bruce Addington            -0-              N/A              N/A          N/A        N/A        N/A

R. Douglas Striebel     25,000(2)           7.7%           $9.75       10/23/04    $153,293   $388,475

William R. Nelson          -0-              N/A              N/A          N/A        N/A        N/A

Michael J. Quillen         -0-              N/A              N/A          N/A        N/A        N/A

____________________

(1) Options become exercisable in one-third increments on October 24, 1995, October 24, 1996 and October 24, 1997.

(2)  Options are exercisable October 24, 1998.


                                Aggregated 1994
                             Year-End Option Value
                             ---------------------

                          Number of Securities
                         Underlying Unexercised      Value of Unexercised In-the-Money
                         Options at Year End (#)        Options at Year End ($)(1)
                         -----------------------     ---------------------------------
                              Exercisable/                     Exercisable/
      Name                    Unexercisable                    Unexercisable
      ----                    -------------                    -------------
Larry Addington                    N/A                               N/A
Kirby J. Taylor                - 0 -/40,000                      $0.00/$0.00
Robert Addington                   N/A                               N/A
Bruce Addington                    N/A                               N/A
R. Douglas Striebel            - 0 -/30,000                     $0.00/$11,250
William R. Nelson              - 0 -/- 0 -                       $0.00/$0.00
Michael J. Quillen(2)          - 0 -/- 0 -                       $0.00/$0.00
-------------------

     (1) Dollar amounts reflect market value of Common Stock based on December 31, 1994 price per share of $9.75; minus the exercise price.

     (2)  See Note 7 to the Summary Compensation Table.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
          --------------------------------------------------------------

     Except as otherwise noted in the footnote following the table, the following table sets forth certain information concerning ownership of the Common Stock as of March 15, 1995, by each director, each executive officer named in Item 11 serving at the end of 1994, each person or entity who is known to the Company to be the beneficial owner of more than 5% of the Common Stock and all directors and executive officers of the Company as a group. Except as otherwise noted in the footnote following the table, each beneficial owner listed below has sole voting and dispositive power with respect to the shares listed next to his name.

                                       Shares
Name and Address                    Beneficially    Percentage
of Beneficial Owner                     Owned        of Class
-------------------                --------------   ----------

Morgan Stanley Asset Management       1,187,000(1)      7.5%
 Limited
25 Cabot Square
Canary Wharf
London, E14 4QA England

Howard P. Berkowitz
HPB Associates, L.P.
888 Seventh Avenue
New York, New York  10106             1,103,785(2)      6.9%

Larry Addington
1500 North Big Run Road
Ashland, KY  41102                    4,113,324        25.9%

Robert Addington
1500 North Big Run Road
Ashland, KY  41102                    1,520,000         9.6%

Bruce Addington
1500 North Big Run Road
Ashland, KY  41102                    1,578,006         9.9%

Kirby J. Taylor                             500(3)         *

R. Douglas Striebel                       - 0 -            *

Jack C. Fisher                            2,500            *

Carl R. Whitehouse                        3,100(4)         *

All directors and executive
officers as a group
(7 persons)                           7,217,430        45.4%

_______________
     *Represents less than 1% of outstanding shares.

     (1) Morgan Stanley Asset Management Limited is an investment advisory subsidiary of Morgan Stanley Group Inc., 1251 Avenue of the Americas, New York, New York 10020. Each of these entities shares voting and dispositive power with respect to the 1,187,000 shares with holders of accounts managed on a discretionary basis by Morgan Stanley Asset Management Limited. In addition to these shares, Morgan Stanley Group Inc., shares voting and dispositive powers with respect to 700 shares. Information concerning these entities is according to a Schedule 13G dated January 30, 1995.

     (2) Mr. Berkowitz, as managing partner of HPB Associates, L.P., has sole voting and dispositive powers with respect to the shares owned by the partnership. Information on the partnership's beneficial ownership is according to a Schedule 13D dated January 20, 1992.

     (3) Includes 250 shares owned by Mr. Taylor's wife; Mr. Taylor has no voting or dispositive powers with respect to these 250 shares.

     (4) Includes 1,100 shares owned by Mr. Whitehouse's wife; Mr. Whitehouse has no voting or dispositive powers with respect to these 1,100 shares.

     Of the 7,211,330 shares of Common Stock owned by Larry, Robert and Bruce Addington, Larry Addington has pledged 200,000 shares, Robert Addington has pledged 1,500,000 shares, and Bruce Addington has pledged 577,003 shares to various financial institutions or brokers. No one pledgee has received 5% or more of the shares in pledge.

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

     TASK Trucking Company ("TASK") provides trucking services to the Company and is owned by a brother-in-law of Messrs. Addington. During 1994, the Company's expense was $7,407,000 for trucking services provided through TASK. The Company believes that the price charged for such trucking services was not greater than the prices generally charged by non-affiliated entities in the area.

     Larry Addington owns a 50% interest in an office building in Owensboro, Kentucky in which the Company leases approximately 7,300 square feet of office space for an annual rent of $117,350 during 1993 plus utilities. The lease is for a term of five years, expiring in 1996. The Company believes that the rental paid is not greater than that charged by non-affiliated entities in the area for similar facilities and is comparable to the rate charged to other tenants in the building, none of whom are related to the Company or Messrs. Addington.

     On February 23, 1993, the U.S. District Court for the District of Montana entered a judgment in a suit by Bill Robinson, Sr. stating that the defendants Larry Addington, Larry Harrington, Addwest Gold, Inc., Addington Resources, Inc., Addington Holding Company, and Addwest Mining, Inc. were jointly and severally liable to Mr. Robinson for compensatory damages in the amount of $850,000 and that Mr. Robinson was entitled to punitive damages in the amount of $1,000 from Larry Harrington, $6,000,000 from Larry Addington, and $4,500,000 jointly and severally from defendants Addwest Gold, Inc., Addington Resources, Inc., Addington Holding Company, and Addwest Mining, Inc. Mr. Robinson had alleged breach of contract, fraud and bad faith in relation to his employment with Addwest Gold, Inc. A settlement has been reached in which Mr. Robinson released all parties from all claims. The Company paid Mr. Robinson $3,450,000 on April 18, 1994. Pursuant to indemnification agreements, including an agreement with Larry Addington discussed below, the Company paid the full amount of the settlement. See Note 18 to the Consolidated Financial Statements.

     With respect to the claims against Larry Addington, although the jury specifically rejected a claim by Mr. Robinson that Mr. Addington had committed fraud upon him, the court found that there was sufficient evidence to sustain the finding of liability upon the plaintiff's claim for negligent misrepresentation and the imposition of punitive damages against Larry Addington. The court stated that there was sufficient evidence to support a finding that the alleged negligent misrepresentations made by Larry Addington to the plaintiff were accomplished with actual malicious intent within the meaning of the Montana statute relating to the claims for punitive damages.

     Upon a determination by the Board of Directors (Larry Addington abstaining) that Larry Addington did at all times relevant to the litigation act in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the Company, the Company indemnified Mr. Addington against the amount of any final judgment entered against him and any and all expenses incurred by him in connection with the litigation. Because the interests of all the defendants were coincident, no marginal expenses were incurred by Mr. Addington during the trial phase of the litigation. However, Mr. Addington did engage separate counsel on appeal. This indemnification is pursuant to an indemnity agreement entered into with Mr. Addington in August 1988, the form of which was previously approved by the Company's stockholders. The indemnification is also in accordance to Section 145 of the General Corporation Law of the State of Delaware and the Company's Certificate of Incorporation and Bylaws. The Board of Directors, in meetings at which times it received reports from counsel on the litigation, determined to indemnify Mr. Addington for past and future expenses as well as the trial court judgment.

     Larry Addington had guaranteed the Company's obligations in connection with the assignment of a coal sales contract subsequently transferred in the Pittston Transaction.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
          -----------------------------------------------------------------

      (a)(1) List of Financial Statements Filed. See accompanying Index to Consolidated Financial Statements and Schedules.

      (a)(2) List of Financial Statement Schedules Filed. See accompanying Index to Consolidated Financial Statements and Schedules.

      (a)(3)   List of Exhibits Filed.

      (3)(A)1  Restated Certificate of Incorporation of Registrant.

         (B)   Bylaws of Registrant.

      (10)(A)2 Deed dated June 18, 1985 by and between Martiki Coal Corporation and ARMM Coal, Inc.

      (B)2 Deed of Conveyance dated June 7, 1984 by and between Franklin Real Estate Company and ARMM Land Co., Inc.

      (C)2 Contract Mining Agreement and Related Agreements dated June 10, 1986 among Addington, Inc., CJC Leasing, Inc., N.O.R. Mining, Inc., Adams Resources & Energy, Inc., and Third National Bank.

      (D)3 Form of Lease Agreement among Larry Addington and Larry K. Harrington and Addwest Mining, Inc.

      (E)4 Employment Agreement between R. Douglas Striebel and the Registrant, as amended. Compensation Agreement required to be filed.

      (F)      Employment Agreement effective as of June 2, 1995, between Kirby
               J. Taylor and the Registrant. Compensation Agreement required to be filed.

      (G)5 Addington Resources, Inc. Restated Stock Option Plan, as amended. Compensation Agreement required to be filed.

      (H)5 Form of Indemnity Agreement between the Registrant and its directors and officers. Compensation Agreement required to be filed.

      (I)5 Employment Agreement dated as of July 14, 1992, between Addington Environmental, Inc. and William R. Nelson. Compensation Agreement required to be filed.

      (J) Loan Agreement dated as of January 14, 1994, by and among (i) PNC Bank, Kentucky, Inc., (ii) Mining Technologies, Inc., Addington Mining, Inc., and Addwest Mining, Inc. (collectively, the "Borrowers"), and (iii) the Registrant and Addington Holding Company, Inc. (collectively, the "Guarantors"), as amended,
               March 7, 1994, March 25, 1994, October 11, 1994, and January 14, 1995.

      (K)      Amended and Restated Revolving Credit Agreement dated as of
               May 31, 1994, by and among Addington Environmental, Inc. ("AEI"), Green Valley Environmental Corp., Mid-State Environmental, Inc., and certain AEI subsidiaries, and The First National Bank of Boston, and Continental Bank N.A., as amended June 30, 1994, October 12, 1994, and February 21, 1995.

      (L) Credit Agreement between Addwest Minerals, Inc. and N M Rothschild & Sons Limited dated as of June 14, 1994.

      (M) Coal Sales Agreement dated January 14, 1994, between Addington Mining, Inc. and American Eagle Coal Company.

      (N) Coal Supply Agreement between The Cincinnati Gas & Electric Company and Addington Mining, Inc. dated as of November 15, 1993, as amended June 30, 1994.

      (11) Statement re computation of per share earnings. See page F-37 of the audited Consolidated Financial Statements and Schedules filed as part of this report.

      (21)     List of subsidiaries of Registrant.

      (23)     Consent of Arthur Andersen LLP

      (27)     Financial Data Schedule

      (99)(A)2 Coal Purchase and Sales Agreement dated September 1, 1984 by and between Fossil Fuels, Inc., Delta Energy Corporation and Consumers Power Company.

      (99)(B)2 Amended and Restated Contract for Purchase and Sale of Coal dated June 27, 1986 by and between Tennessee Valley Authority and Addington, Inc. [Contract No. 86P-65-T4] (See Exhibit (99)(D) and Exhibit (99)(G) pertaining to amendments to Contract No. 86P-65-T4).

      (99)(C)2 Contract for Purchase and Sale of Coal dated September 12, 1986 by and between Tennessee Valley

               Authority and Addwest Mining, Inc. [Contract No. 86P-16-T1] (See Exhibit (99)(E) and Exhibit 99(H) pertaining to amendments to Contract No. 86P-16-T1)

      (99)(D)6 Supplemental Agreement to Contract 86P-65-T4 for Purchase and Sale of Coal dated May 1989, by and between Tennessee Valley Authority and Addington, Inc.

      (99)(E)6 Supplemental Agreement to Contract 86P-16-T1 for Purchase and Sale of Coal dated February 1, 1989 by and between Tennessee Valley Authority and Addwest Mining, Inc.

      (99)(F)6 Transfer Agreement dated as of April 3, 1989, by and among Addwest Mining, Inc. and Addington, Inc. and the Tennessee Valley Authority.

      (99)(G)7 Supplemental Agreement dated October 23, 1990, to Contract 86P-16-T4 by and between Addington, Inc. and Tennessee Valley Authority.

      (99)(H)3 Supplemental Agreements to Contract 86P-16-T1 for Purchase and Sale of Coal dated May 11, 1989 and October 30, 1991 by and between Tennessee Valley Authority and Addwest Mining, Inc.

      (99)(I)8 Letter Proposal dated March 1, 1995 to the Registrant from Larry Addington, Robert Addington, and Bruce Addington.
____________________

              /1/Incorporated by reference to the Registration Statement on Form S-1 [File No. 33-22164].

              /2/Incorporated by reference to the Registration Statement on Form S-1 [File No. 33-11918].

              /3/Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 [File No. 0-16498].

              /4/Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 [File No. 0-16498].

              /5/Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 [File No. 0-16498].

              /6/Incorporated by reference to the Registration Statement on Form S-1 [File No. 33-29848].

              /7/Incorporated by reference to the Registrant's Annual Report Form 10-K for the fiscal year ended December 31, 1990 [File No. 0-16498].

              /8/Incorporated by reference to the Registrant's Current Report on Form 8-K dated March 1, 1995 [File No. 0-16498].

     (b)  Reports on Form 8-K.
          -------------------

          During the quarter ended December 31, 1994, the Company filed a Current Report on Form 8-K dated October 19, 1994, concerning Item 5, Other Events, reporting the Company's financial results for the period ended September 30, 1994.

     (c)  Exhibits.
          --------

          The exhibits listed in response to Item 14(a)(3) are filed as a part of this report.

     (d)  Financial Statement Schedules.
          -----------------------------

          The financial statement schedules listed in response to Item 14(a)(2) are filed as part of this report.

                  ADDINGTON RESOURCES, INC. AND SUBSIDIARIES

                              TABLE OF CONTENTS TO

                 CONSOLIDATED FINANCIAL STATEMENTS & SCHEDULES


                                                             Page(s)
                                                           -----------

Report of Independent Public Accountants                   F-2, F-38

Consolidated Balance Sheets as of December 31, 1993
     and 1994                                              F-3 to F-4

Consolidated Statements of Operations for the years
     ended December 31, 1992, 1993 and 1994                    F-5

Consolidated Statements of Changes in Stockholders'
     Equity for the years ended December 31, 1992,
     1993 and 1994                                             F-6

Consolidated Statements of Cash Flows for the years
     ended December 31, 1992, 1993 and 1994                F-7 to F-8

Notes to Consolidated Financial Statements                 F-9 to F-36

Exhibit 11 - Calculation of Net Income (Loss) Per Share        F-37

Schedule to Consolidated Financial Statements                  F-39

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders of Addington Resources, Inc.:

We have audited the accompanying consolidated balance sheets of Addington Resources, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1993 and 1994, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Addington Resources, Inc. and subsidiaries as of December 31, 1993 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.



                                             ARTHUR ANDERSEN LLP


March 1, 1995
Louisville, Kentucky

                   ADDINGTON RESOURCES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                     ASSETS


                                                            As of December 31,
                                                           --------------------
                                                             1993        1994
                                                           --------    --------
                                                              (in thousands)
CURRENT ASSETS:
  Cash and cash equivalents                                $ 13,744    $  3,469
  Short-term investments                                          -       8,474
  Net assets held for disposal                              141,866           -
  Accounts receivable, net of allowance for doubtful
    accounts of $746 and $1,197 for 1993 and 1994,
    respectively                                              8,945      18,944
  Inventories                                                11,803       6,495
  Prepaid expenses and other                                  7,718       2,776
                                                           --------    --------
    Total current assets                                    184,076      40,158
                                                           --------    --------

PROPERTY, PLANT AND EQUIPMENT, at cost                      140,758     182,835
  Less - Accumulated depreciation                           (22,682)    (28,962)
                                                           --------    --------
                                                            118,076     153,873
                                                           --------    --------

ASSETS HELD FOR SALE                                              -      16,605

RESTRICTED CASH                                               2,348       4,437

OTHER                                                        11,158       8,008
                                                           --------    --------
    Total assets                                           $315,658    $223,081
                                                           ========    ========





          The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                   ADDINGTON RESOURCES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                            As of December 31,
                                                           --------------------
                                                             1993        1994
                                                           --------    --------
                                                              (in thousands)
CURRENT LIABILITIES:
  Accounts payable                                         $  5,609    $ 14,049
  Revolving line of credit                                   23,442       4,200
  Current portion of long-term debt                         126,228       7,257
  Accrued expenses and other                                 13,714      13,392
  Current portion of deferred income taxes                    3,666       1,179
                                                           --------    --------
    Total current liabilities                               172,659      40,077
                                                           --------    --------

NON-CURRENT LIABILITIES:
  Long-term debt, less current portion                       11,955      41,118
  Other long-term liabilities                                 2,705      18,921
  Deferred income taxes                                       3,406       2,744
                                                           --------    --------
    Total non-current liabilities                            18,066      62,783
                                                           --------    --------

COMMITMENTS AND CONTINGENCIES - See Note

STOCKHOLDERS' EQUITY:
  Common stock, $1.00 par value; 30,000,000 shares
    authorized, 15,675,378 shares and 15,852,851 shares
    outstanding at December 31, 1993 and 1994,
    respectively                                             15,675      15,853
  Paid-in capital                                            81,545      83,789
  Retained earnings                                          27,713      20,579
                                                           --------    --------
    Total stockholders' equity                              124,933     120,221
                                                           --------    --------
    Total liabilities and stockholders' equity             $315,658    $223,081
                                                           ========    ========





          The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                   ADDINGTON RESOURCES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   Years Ended December 31,
                                               --------------------------------
                                                 1992        1993        1994
                                               --------    --------    --------
                                                       (in thousands,
                                                  except per share amounts)
REVENUES:
 Mining                                        $292,225    $358,957    $113,824
 Environmental                                    7,779      24,929      36,057
 Other                                            1,470         261       1,275
                                               --------    --------    --------
                                                301,474     384,147     151,156
                                               --------    --------    --------
COSTS AND EXPENSES:
  Cost of operations (including trucking
    services and office rent to related
    parties of approximately $17,618, $19,296
    and $7,517 for 1992, 1993 and 1994,
    respectively)                               236,854     313,952     120,133
  Provision for asset write-downs                     -      14,506       6,024
  Depreciation and amortization                  25,111      29,939       8,776
  Selling, general and administrative            21,274      22,302      13,141
                                               --------    --------    --------
                                                283,239     380,699     148,074
                                               --------    --------    --------
INCOME FROM OPERATIONS                           18,235       3,448       3,082
                                               --------    --------    --------
INTEREST AND OTHER INCOME (EXPENSE):
  Interest expense                              (13,483)    (16,578)       (623)
  Interest income                                   791         649         786
  Gain on sale of assets                          4,285         630         166
  Gain (loss) on sale of subsidiaries            10,544           -      (6,157)
  Litigation settlement                          (5,100)     (4,050)          -
  Other, net                                      1,052      (5,705)     (8,172)
                                               --------    --------    --------
                                                 (1,911)    (25,054)    (14,000)
                                               --------    --------    --------
  Income (loss) before income tax provision
    (benefit)                                    16,324     (21,606)    (10,918)
                                               --------    --------    --------
INCOME TAX PROVISION (BENEFIT)                    5,288      (5,417)     (3,784)
                                               --------    --------    --------
  Net income (loss)                            $ 11,036    $(16,189)   $ (7,134)
                                               ========    ========    ========

NET INCOME (LOSS) PER SHARE                        $.72      $(1.04)      $(.45)
                                                   ====      ======       =====

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING      15,240      15,563      15,798
                                                 ======      ======      ======

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                   ADDINGTON RESOURCES, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (in thousands)

                                                                         Common Stock
                                                                -----------------------------
                                                                      Shares
                                                                ------------------               Paid-In    Retained
                                                                Authorized  Issued    Amount     Capital    Earnings     Total
                                                                ----------  ------    -------    -------    --------    --------
Balance, December 31, 1991                                        30,000    15,232    $15,232    $77,587    $ 32,866    $125,685
  Issuance of common stock upon exercise of
    stock options                                                      -         9          9         81           -          90

  Net income                                                           -         -          -          -      11,036      11,036
                                                                  ------    ------    -------    -------    --------    --------
Balance, December 31, 1992                                        30,000    15,241    $15,241    $77,668    $ 43,902    $136,811

  Issuance of common stock upon exercise of
    stock options                                                      -       434        434      3,877           -       4,311

  Net loss                                                             -         -          -          -     (16,189)    (16,189)
                                                                  ------    ------    -------    -------    --------    --------
Balance, December 31, 1993                                        30,000    15,675    $15,675    $81,545    $ 27,713    $124,933

  Issuance of common stock upon exercise of
    stock options                                                      -        29         29        312           -         341

  Issuance of common stock upon acquisition
    of subsidiary                                                      -       149        149      1,932           -       2,081

  Net loss                                                             -         -          -          -      (7,134)     (7,134)
                                                                  ------    ------    -------    -------    --------    --------
Balance, December 31, 1994                                        30,000    15,853    $15,853    $83,789    $ 20,579    $120,221
                                                                  ======    ======    =======    =======    ========    ========



          The accompanying notes to consolidated financial statements are an integral part of these statements.

                   ADDINGTON RESOURCES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Note 1)

                                                   Years Ended December 31,
                                               --------------------------------
                                                 1992        1993        1994
                                               --------    --------    --------
                                                        (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                            $ 11,036    $(16,189)   $ (7,134)
                                               --------    --------    --------
  Adjustments to reconcile net income (loss)
    to net cash provided by operating
    activities:
      Depreciation and amortization,
        including amortization of financing
        costs                                    26,052      30,558       8,933
      Gain on sale of assets                     (4,285)       (630)       (166)
      Asset writedowns                                -      19,111      10,495
      (Gain) loss on sale of subsidiaries       (10,544)          -       6,157
  Change in assets and liabilities, net of
    effects from acquisitions and disposals--
      (Increase) decrease in--
        Cash held for disposal                        -        (103)          -
        Accounts receivable                         745     (11,899)    (11,466)
        Inventories                              (6,584)     (6,358)        379
        Prepaid expenses and other               (1,393)     (5,271)      4,053
        Other assets                             (2,635)        560      (2,656)
     Increase (decrease) in--
       Accounts payable                           1,090       5,406       8,291
       Accrued expenses and other liabilities       593      12,081     (15,371)
       Deferred income taxes                      3,072      (4,510)     (3,149)
                                               --------    --------    --------
         Total adjustments                        6,111      38,945       5,500
                                               --------    --------    --------
         Net cash provided by (used in)
           operating activities                  17,147      22,756      (1,634)
                                               --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of assets, net of
    disposition costs                            11,831       3,846       1,120
  Proceeds from sale of subsidiaries, net of
    disposition costs                            39,354           -     181,641
  (Increase) decrease in--
    Other assets                                    137           -      (4,000)
    Short-term investments                       15,000           -      (8,474)
  Additions to property, plant and equipment    (38,889)    (51,245)    (63,158)
  Acquisition of environmental companies,
    net of cash acquired                         (1,158)          -      (1,863)
                                               --------    --------    --------
         Net cash provided by (used in)
           investing activities                $ 26,275    $(47,399)   $105,266
                                               --------    --------    --------


          The accompanying notes to consolidated financial statements are an integral part of these statements.

                   ADDINGTON RESOURCES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Note 1)
                                  (Continued)

                                                  Years Ended December 31,
                                              ---------------------------------
                                                1992        1993        1994
                                              --------    --------    ---------
                                                        (in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of long-term debt                  $  2,896    $ 10,388    $  27,620
  Issuance of common stock                          90       4,311          341
  Retirement of senior secured notes,
    including redemption premium                     -           -     (129,287)
  Repayments of long-term debt                 (17,228)     (7,147)      (3,743)
  Financing costs incurred                         (15)       (527)        (517)
  Borrowings (repayments) on revolving
    line of credit                               1,485      (1,593)      (8,321)
                                              --------    --------    ---------
  Net cash provided by (used in) financing
    activities                                 (12,772)      5,432     (113,907)
                                              --------    --------    ---------
  Net increase (decrease) in cash and cash
    equivalents                                 30,650     (19,211)     (10,275)

CASH AND CASH EQUIVALENTS, beginning of year     2,305      32,955       13,744
                                              --------    --------    ---------
CASH AND CASH EQUIVALENTS, end of year        $ 32,955    $ 13,744    $   3,469
                                              ========    ========    =========




          The accompanying notes to consolidated financial statements are an integral part of these statements.

                  ADDINGTON RESOURCES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Summary of Significant Accounting Policies
     ------------------------------------------

     a.   Financial Statement Presentation and Organization-
          -------------------------------------------------

          The accompanying consolidated financial statements as of December 31, 1992, 1993 and 1994 include the accounts of Addington Resources, Inc. (the Company) and its wholly-owned subsidiary, Addington Holding Company, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain 1992 and 1993 amounts have been reclassified to conform to 1994 presentation with no effect on net income (loss).

     b.   Revenue Recognition and Company Environment-
          -------------------------------------------

          The mining and environmental industries expose the Company to a number of risks including: the possibility of the termination of sales contracts, fluctuating market conditions, changing governmental regulations, unfavorable mining conditions, loss of key employees and the ability of the Company to control adequate recoverable mineral reserves and obtain the necessary permits for its landfills.

          Most of the Company's revenues have been generated under long-term coal sales contracts with electric utilities or other coal-related organizations located in the eastern United States. Revenues are recognized on coal sales in accordance with the sales agreement, which is usually when the coal is shipped to the customer.

          The Company recognizes revenue for its waste collection services as such services are provided. Services are generally billed in advance and are recorded as deferred revenues until services are performed. Revenues for the Company's landfills are recognized as waste is received.

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

     d.   Depreciation and Amortization-
          -----------------------------

          Property, plant and equipment are stated at cost. Depreciation and amortization are provided using either the straight-line or units produced or consumed methods. The following estimated useful lives are used under the straight-line method:
                                                            Years
                                                            -----
             Mining and other equipment and
               related facilities                          5 to 40
             Environmental equipment and
               related facilities                          5 to 40
             Transportation equipment                      3 to 10
             Barge loading facilities                      5 to 25
             Furniture and fixtures                        3 to 10

          Capitalized landfill development costs (included in Property, Plant and Equipment) are amortized as permitted airspace of the landfill or the related cell, as applicable, is consumed. Units-of-production amortization rates applicable to each of the Company's operating landfills are determined annually. The rates are based on estimates made by Company engineers, considering the information provided by aerial surveys which are generally performed annually.

          Mineral reserves and mine development costs (included in Property, Plant and Equipment) are amortized using the units-of-production method, based on estimated recoverable reserves.

          Financing costs (included in Other Assets) are being amortized using the straight-line method, over the life of the related debt, which approximates the effective interest rate method.

          Intangible assets (included in Other Assets) primarily consist of customer lists and covenants not to compete. These assets are amortized over their estimated useful lives, usually no longer than twenty years and five years, respectively, using the straight-line method.

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

     f.   Restricted Cash-
          ---------------

          The Company pays amounts into escrow as required under state regulations related to closure and post-closure costs of its landfills.

          The Company is also mining reserves whose ownership is currently being disputed. Royalty payments related to these reserves are being deposited by the Company into an escrow account and will be paid as the disputes are settled.

     g.   Net Income (Loss) Per Share-
          ---------------------------

          Net income (loss) per share is based on the weighted average number of common shares and common equivalent shares outstanding, as applicable, during the periods.

     h.   Statements of Cash Flows-
          ------------------------

          For purposes of the statements of cash flows, the Company considers investments having maturities of three months or less at the time of purchase to be cash equivalents.

          The cash amounts of interest and income taxes paid by the Company in 1992, 1993 and 1994 are as follows:

                                        1992         1993         1994
                                     -----------  -----------  -----------
     Interest, net of amounts
       capitalized of $4,806,000,
       $2,111,000 and
       $1,464,000                    $13,556,000  $16,434,000   $2,156,000
     Income taxes                      3,274,000    2,281,000      785,000


          For 1993 and 1994, the statements of cash flows exclude the impact of the reclassifications of net assets held for disposal and assets held for sale, respectively, as such reclassifications are non-cash in nature.

          During 1992, 1993 and 1994, the Company acquired certain assets, primarily property, plant and equipment, by assuming liabilities, primarily notes and other payables, issuing common stock, and making cash payments. The non-cash portions of approximately $1,131,000, $14,788,000 and $4,440,000 for the years ended December 31, 1992, 1993 and 1994, respectively, have been excluded from the statements of cash flows.

          During 1994, the Company wrote off certain assets of approximately $10,275,000 against previously established contingency reserves and other accruals recorded in connection with the Company's de-emphasis on its mining operations (see Note 2). Such non-cash activity has been excluded from the 1994 statement of cash flows.

          During 1992, the Company also disposed of certain assets, primarily property, plant and equipment and mineral reserves, by accepting a note receivable. The non-cash portion of $10,399,000 has been excluded from the 1992 statement of cash flows.

     i.   Coal Mine Reclamation and Landfill Closure Cost-
          -----------------------------------------------

          The Company estimates its future cost requirements for reclamation of land where it has conducted surface mining operations, based on its interpretation of the technical standards of regulations enacted by the U.S. Office of Surface Mining, as well as state regulations. Accruals for reclamation consider backfilling and grading, coverage of coal seams, reforestation and other costs associated with returning the land to its pre-mining capabilities or to alternative post-mining land uses. The Company provides accruals for these costs as surface mining operations are performed, based on engineering reviews.

          The Company also estimates its future cost requirements for closure and post-closure monitoring and maintenance for solid waste operating landfills based on its interpretation of the technical standards of the U.S. Environmental Protection Agency's Subtitle D regulations and the proposed air emissions standards under the Clean Air Act as they are being applied on a state-by-state basis. Closure and post-closure monitoring and maintenance costs represent the costs related to cash expenditures yet to be incurred when a landfill facility ceases to accept waste and closes. Accruals for closure and post-closure monitoring and maintenance requirements consider final capping of the site, site inspections, groundwater monitoring, leachate management, methane gas control and recovery, and operation and maintenance costs to be incurred during the period after the facility closes. The Company provides accruals for these costs as the remaining permitted airspace of such facilities is consumed. Engineering reviews of the future cost requirements for closure and post-closure monitoring and maintenance for the Company's operating landfills are performed at least annually. These engineering reviews are the basis upon which the Company's estimates of these future costs and the related accrual rates are revised.

     j.   Income Taxes-
          ------------

          Deferred income taxes are recorded based upon temporary differences between the financial statement and tax bases of assets and liabilities and net operating loss carryforwards and tax credits available for income tax purposes.

     k.   Derivatives-
          -----------

          As discussed in Note 22, in order to hedge future gold mine production, the Company uses derivative financial instruments consisting of forward sales contracts and option collars related to gold bullion.

          Contracted prices on these instruments are recognized in sales as production is delivered to meet the commitment. Gains or losses related to changes in the value of these instruments are also recognized at such time.

2.   Sale of Certain Coal Subsidiaries
     ---------------------------------

     During September, 1993, the Company entered into an agreement to sell the stock of five of its coal subsidiaries to Pittston Minerals Group, Inc. ("Pittston") for $157 million cash. Before closing, certain property, plant and equipment (the net book value of which was approximately $43 million as of December 31, 1993) was transferred to other subsidiaries of the Company from the subsidiaries to be sold. In addition, the Company retained all of the net working capital (the net book value of which was approximately $30 million as of December 31, 1993) of the sold subsidiaries as of the date of closing. In connection with the sale, the Company has provided certain guarantees to Pittston.

     This transaction was completed on January 14, 1994.

     The subsidiaries sold to Pittston include: Addington, Inc. and its wholly-owned subsidiary, Ironton Coal Company; Appalachian Mining, Inc.; Appalachian Land Company; Vandalia Resources, Inc.; and Kanawha Development Corporation. The operations of these subsidiaries are located in Ohio, West Virginia and Kentucky.

     Other terms of the transaction include the Company entering into a coal supply contract with Pittston for the sale of 4,920,000 tons over 3-1/2 years at a base price of $26 per ton. Additionally, the Company will receive a $1 per ton production royalty for coal produced from certain West Virginia properties sold to Pittston with a minimum royalty of $100,000 per month, a maximum aggregate royalty in any one year of $1.5 million, and a maximum aggregate royalty under the agreement of $3.75 million. The Company will also pay Pittston a royalty of $0.50 per ton of coal produced by two retained highwall mining machines for 3-1/2 years.

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

     In January, 1994, the Company recorded a pre-tax gain of approximately $118,000 in connection with this transaction. Included in the calculation of this gain, the Company established certain reclamation reserves due to the phase-down of production from those mines retained by the Company, established other contingency reserves due to the de-emphasis of its mining operations and estimated the effect of various other contractual arrangements with Pittston. During the third quarter of 1994, the Company reduced the gain recorded on this transaction by $6,275,000. The reduction in the gain previously recorded is a result of the Company settling a working capital adjustment dispute with Pittston and adjusting certain other contingency reserves specifically set up in connection with this transaction.

     In January, 1995, Pittston notified the Company of certain claims for indemnification in accordance with the terms of the transaction. The Company is currently negotiating with Pittston concerning these matters, but at this time does not believe that the claims will result in a material adverse impact on the Company's financial position.

     After the transaction discussed above, the Company continues to own and operate four eastern Kentucky mines with estimated annual production capacity of 3,000,000 tons per year. During 1994, the Company opened additional mines located near these four retained mines and closed two of the retained mines. Future production from current operating coal mines will be placed on the Pittston Coal Contract, a new coal supply contract entered into with The Cincinnati Gas & Electric Company (the "CG&E Coal Supply Contract") and a new coal supply contract with Kentucky Utilities (the "KU Coal Supply Contract" -see Note 20). As of December 31, 1994, the CG&E Coal Supply Contract calls for the sale of up to approximately 10,200,000 tons of coal over the next eleven years (assuming exercise of option periods) and the KU Coal Supply Contract calls for the sale of approximately 452,000 tons of coal over the next fifteen months.

     Principally due to the Company's de-emphasis on mining operations, the Company recorded approximately $14,506,000 of asset write-offs in its 1993 financial statements. These write-offs principally relate to its sulfur mine development project ($9,384,000) which has been abandoned. Additionally, the Company wrote off approximately $5,122,000 of assets that it has abandoned associated with its environmental projects.

3.   Sale of Subsidiaries
     --------------------

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

          In connection with the sale of Kanawha, the Company increased its reclamation accrual by $5,000,000 for certain West Virginia operations. This increase in the reclamation accrual is a result of the sale of these two long-term contracts which were being supplied by the West Virginia operations that were phased down subsequent to this sale. This $5,000,000 reclamation provision has been netted against the gain on sale of coal subsidiary in the accompanying 1992 consolidated statement of operations.

     b.   Southern Illinois Mining Company, Inc.-
          --------------------------------------

          During April, 1992, the Company sold all of the outstanding stock of one of its subsidiaries, Southern Illinois Mining Company, Inc. ("SIMC"), to Marion Mining Corporation ("Marion") for $1 million in cash and an approximately $10.4 million promissory note (the "SIMC Note") bearing interest at six percent. The SIMC Note was secured by:
          (i) a pledge of the capital stock of SIMC; (ii) a Mortgage, a Security Agreement, Assignment of Rents and Profits, and Fixture Financing Statements, all of which encumber coal reserves and related real estate located in Williamson County, Illinois; and (iii) a Security Agreement covering certain of the SIMC assets, excluding accounts receivable arising out of the sale of coal to TVA under Contract T-1. At the time of the sale, the assets of SIMC consisted primarily of Contract T-1 with the Tennessee Valley Authority, a deep mine, certain coal reserves and a coal preparation facility. The Company guaranteed SIMC's performance of Contract T-1.

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

          On November 5, 1993, the Company filed a foreclosure action in state court in Illinois to foreclose the security interest in the real property and personal property of SIMC. SIMC subsequently filed an adversary proceeding against the Company in United States Bankruptcy Court for the Eastern District of Kentucky on January 19, 1994. The Complaint sought the return of $1,000,000 paid by Marion to the Company as partial consideration for its purchase of the SIMC stock, the return of $378,200 in royalties paid to the Company subsequent to the sale and $500,000 in punitive damages. The Company filed an answer in which it denied the substantive allegations of the Complaint and asserted various affirmative defenses to the claims.

          During 1993, the Company established a $5.8 million reserve against the SIMC Note. Such valuation was determined considering the estimated ultimate realizable value of the assets that would be recovered from bankruptcy.

          During the third quarter of 1994, the Company determined that the net value of the assets to be recovered from bankruptcy would be substantially less than previously expected. Accordingly, the Company fully reserved for this note receivable and reserved for certain other costs to be incurred in connection with bringing the bankruptcy proceeding to a conclusion.

          On November 14, 1994, the U.S. Bankruptcy Court approved a settlement of all issues between the Company and SIMC. Pursuant to such settlement, the Company agreed to pay $527,500 to SIMC, and SIMC agreed to dismiss the adversary proceeding, to convey its interest in all of the assets that had been subject to the Mortgage and Security Agreement to the Company and to pay the Company a royalty of $.25 per ton of coal produced under Contract T-1, if any. The property was conveyed to the Company on December 13, 1994.

     As it is uncertain whether the Company will realize any value from this property, the Company has recorded such property at a net book value of zero.

4.   Short-term Investments
     ----------------------

     At December 31, 1994, the Company's short-term investments, which are deemed to be available-for-sale, consisted of investments in debt securities. The following disclosures are presented in accordance with the requirements of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

                              As of December 31, 1994
                              -----------------------
                               Carrying      Fair
                                Amount       Value
                              ----------  -----------
                                   (in thousands)
     Corporate obligations      $4,000       $4,000
     Municipal obligations       4,474        4,474
                                ------       ------
                                $8,474       $8,474
                                ======       ======

     As the fair value approximates the cost of these investments, there are no unrealized holding gains or losses associated with such investments as of December 31, 1994.

     The corporate obligations have a stated maturity date of January 1, 2006. The municipal obligations have stated maturity dates ranging from August 1, 1995 to December 1, 2015.

     For the year ended December 31, 1994, the Company received proceeds from the sale of municipal obligations of $2,000,000. As the fair value of such investments approximated their cost (using the specific identification method), there were no realized gains or losses associated with such investments. No corporate obligations were sold by the Company during the year.

5.   Inventories
     -----------

     As of December 31, 1993 and 1994, inventories consisted of:

                                        December 31,
                                    --------------------
                                     1993         1994
                                    -------      -------
                                       (in thousands)

          Coal                      $10,222      $ 4,131
          Supplies and parts          1,581        2,364
                                    -------      -------
                                    $11,803      $ 6,495
                                    =======      =======

6.   Property, Plant and Equipment
     -----------------------------

     Property, plant and equipment are recorded at cost. Expenditures for major renewals and betterments are capitalized while expenditures for maintenance and repairs are expensed as incurred.

     Property, plant and equipment are summarized by major classification as follows:

                                                              December 31,
                                                           ------------------
                                                             1993      1994
                                                           --------  --------
                                                             (in thousands)
     Land                                                  $  8,987  $  9,925
     Mining and other equipment and
       related facilities                                    44,429    68,582
     Environmental equipment and related facilities           8,376    11,426
     Transportation equipment                                 7,758     4,236
     Barge loading facilities                                 2,960        12
     Mine development costs                                  13,366     8,469
     Mineral reserves                                         1,703     2,168
     Environmental development costs                         51,991    71,920
     Furniture and fixtures                                   1,188     1,614
     Construction in process                                    --      4,483
                                                           --------  --------
                                                           $140,758  $182,835
                                                           ========  ========

     Environmental development costs include the costs to develop landfills, which consist of expenditures for land and related airspace, permitting costs and preparation costs. Landfill permitting and preparation costs represent only direct costs related to these activities, including legal, engineering, construction of landfill improvements, cell development costs and the direct costs of Company personnel dedicated for these purposes.

     Included in property, plant and equipment as of December 31, 1993 and 1994 are approximately $24,062,000 and $33,103,000, respectively, related to start-up development projects for which depreciation and amortization have not yet commenced. The Company reviews the realization of these projects on a periodic basis.

7.   Assets Held for Sale
     --------------------

     Assets held for sale at December 31, 1994, include the Company's citrus operations in Belize and a corporate jet. The net book value of such assets approximated $13,400,000 and $3,200,000, respectively, as of December 31, 1994.

     The Company does not expect to recognize a loss on the sale of the citrus operations. In February, 1995,the Company sold the corporate jet for $4,125,000.

8.   Accrued Expenses and Other
     --------------------------

     As of December 31, 1993 and 1994, accrued expenses and other consisted of:

                                              December 31,
                                              ----------------
                                                1993     1994
                                              -------  -------
                                               (in thousands)
         Payroll and employee benefits        $ 2,919  $ 2,551
         Workers' compensation costs            2,047    1,205
         Production related taxes               1,680      834
         Reclamation & closure costs            1,217    2,522
         Deferred revenue                         547    1,151
         Litigation                             3,450    1,000
         Other                                  1,854    4,129
                                              -------  -------
                                              $13,714  $13,392
                                              =======  =======

9.   Other Noncurrent Liabilities
     ----------------------------

     As of December 31, 1993 and 1994, other noncurrent liabilities consisted of:

                                                  December 31,
                                               -----------------
                                                 1993      1994
                                               -------   -------
                                                (in thousands)
[S]                                            [C]       [C]
         Workers compensation costs            $ 1,399   $ 2,982
         Reclamation and closure costs           1,306    11,794
         Contingencies and other                   --      4,145
                                               -------   -------
                                               $ 2,705   $18,921
                                               =======   =======

10.  Accrued Reclamation and Closure Costs
     -------------------------------------

     As of December 31, 1994, the Company has seven surface mines (three of which are inactive). The Company is responsible for reclamation costs at each of these mines. Estimated reclamation costs are accrued for each mine as mining activities occur and are to be fully accrued at the time the mine is in the shutdown phase. The amount of additional accruals to be provided over the remaining lives of the mines is dependent upon the extent of future mining activities.

     As of December 31, 1994, the Company operates nine solid waste landfills. The Company is responsible for closure and post-closure monitoring and maintenance costs at most of these landfills which are currently operating or are engaged in expansion efforts. Estimated aggregate closure and post-closure costs are to be fully accrued for these landfills at the time that such facilities cease to accept waste and are closed. Considering existing accruals at the end of 1994, approximately $58 million of additional accruals are to be provided over the remaining lives of these facilities. Such additional accruals to be provided have been estimated based on current costs and existing regulatory requirements, and assume that the landfills will be filled to capacity. Due to uncertainties and significant judgments used in determining this amount, the actual amount to be expended may differ substantially.

11.  Debt
     ----

     As of December 31, 1993 and 1994 the Company's debt consisted of the following:

     a.   Revolving Lines of Credit--
          -------------------------

          The Company's coal subsidiaries had a revolving line of credit agreement with their bank which provided the coal subsidiaries with short-term borrowings up to a maximum line of credit of $30,000,000, bearing interest at the prime interest rate plus 1/2%. The outstanding balance of this line of credit as of December 31, 1993 was approximately $23,442,000. The weighted average interest rate for 1992 and 1993 related to this line of credit was approximately 6.7% and 6.3%, respectively. This line of credit was paid off in 1994 in connection with the transaction described in Note 2.

          During 1994, the Company's remaining coal subsidiaries entered into a new revolving line of credit agreement with their bank. This new line of credit provides the coal subsidiaries with short-term borrowings, generally equal to 90% of certain accounts receivable plus 50% of certain coal inventory, up to a maximum line of credit of $15,000,000, bearing interest at the prime interest rate. The outstanding balance of this line of credit as of December 31, 1994 was approximately $4,200,000, leaving borrowing availability under this line of approximately $10,800,000. The prime interest rate as of December 31, 1994 was 8.5%. The weighted average interest rate for 1994 was approximately 8.2%.

          During 1993, the Company's environmental subsidiaries entered into a $20 million revolving line of credit agreement with their bank, bearing interest at 1.5% over the bank's base rate or 3.5% over the Eurodollar rate, and secured by virtually all of the assets and common stock of the environmental subsidiaries. Since no principal payments were required on this line of credit until its expiration in June 1996, the outstanding balance of $10,000,000 as of December 31, 1993 was classified as long-term debt.

          During 1994, the Company's environmental subsidiaries amended their line of credit agreement. This amended line of credit, which is secured by virtually all of the assets and common stock of the environmental subsidiaries, provides maximum borrowings of $40 million and bears interest at either a rate driven by the bank's base rate or the Eurodollar rate. As of December 31, 1994, $21,000,000 was outstanding under this line of credit, of which $6,000,000 was at the bank's base driven rate (9.25%) and $15,000,000 was at the Eurodollar driven rate (9.125%) The available balance of the line of credit is further reduced by approximately $10,212,000 in letters of credit issued by the environmental subsidiaries, primarily as security for their solid waste revenue bonds and the closure and post-closure monitoring and maintenance of their landfills. Accordingly, borrowings available under this line of credit approximate $8,788,000 as of December 31, 1994. Since no principal payments are required on this line of credit until its expiration in May 1997, the outstanding balance as of December 31, 1994 is classified as long-term debt. (In February 1995, this line of credit was amended to provide the Company with borrowings of up to a maximum of $50 million.)

          In connection with these lines of credit, which have been guaranteed by Addington Resources, Inc., the Company has agreed to certain restrictive covenants which, among others, limit the amount of dividends that the Company can pay, limit its ability to incur additional indebtedness, and require the Company to maintain certain as defined financial ratios. The Company believes it is in compliance with these covenants as of December 31, 1994.

     b.   Senior Secured Notes--
          --------------------

          On July 11, 1988, the Company issued $125,000,000 of 12% Senior Secured Notes (the Notes) that mature on July 1, 1995 and received net proceeds of $120,625,000, which is net of underwriting discounts of $4,375,000. The Notes were secured by a first priority mortgage and security interest in certain real and personal property of the Company and contained various restrictive covenants. In connection with the transaction dicussed in Note 2, these notes were called for redemption on March 15, 1994. Therefore, the entire $125,000,000 balance of these Senior Secured Notes was classified as a current liability at December 31, 1993.

     c.   Revenue Bonds
          -------------

          In June, 1994, the Company's environmental subsidiary, Broadhurst Environmental, Inc., together with the Wayne County Solid Waste Management Authority, issued $7,400,000 of tax exempt revenue bonds to finance the construction and development of a landfill in Wayne County, Georgia. These bonds mature on July 1, 2014 and bear interest at a rate that floats on a weekly basis. The interest rate fluctuates based on the rate of interest that competitive securities would bear having similar credit and maturity characteristics. The bonds are subject to a maximum interest rate of 12% per annum. The initial interest rate of the bonds was 3.45% per annum. The interest rate as of December 31, 1994 was 5.95% per annum. The bonds are supported by an irrevocable letter of credit issued by the environmental subsidiaries' bank (see Note 11b). The fee charged by the bank for the letter of credit is 1.5% per annum.

     d.   Gold Loan
          ---------

          During 1994, the Company entered into a loan agreement that allows borrowings of up to $9,330,000. Pursuant to such agreement, the Company borrowed 23,900 ounces of gold monetized at $9,178,000 on August 3, 1994, and approximately 398 ounces of gold monetized at $152,000 on August 31, 1994. The proceeds were used to finance the development and operation of a gold mine in Mohave County, Arizona. The loan matures in October 1996 and is payable in varying quarterly installments of principal and interest which may be made in cash or gold. The Company anticipates that the loan will be repaid in gold produced from the mine. During 1994, the interest rate on the loan, based upon the Libor rate and the gold forward offer rates (GOFO), varied from 2.155% to 2.275% (2.275% at December 31, 1994). The loan is secured by the property and production related to the mine and the proceeds generated by the mine. In addition, the loan includes certain restrictive covenants which, among others, limit the amount of dividends that the Company can pay and requires it to maintain certain as defined financial ratios. The Company believes it is in compliance with these covenants as of December 31, 1994.

     In connection with this loan and consistent with industry practice, the Company has entered into a hedging agreement related to the anticipated gold production.

e.    Long-term Debt-
      ---------------

     As of December 31, 1993 and 1994, long-term debt consisted of the following:


                                                                                             December 31,
                                                                                          ------------------
                                                                                            1993      1994
                                                                                          --------   -------
                                                                                            (in thousands)
Senior Secured Notes, see Note 11b                                                        $125,000   $     -
Note payable, revolving line of credit, environmental subsidiaries, see Note 11a            10,000    21,000
Gold loan, see Note 11d                                                                          -     9,330
Solid waste revenue bonds, see Note 11c                                                          -     7,400
Note payable, secured by aircraft, with monthly principal and interest payments
  of $25,565, bearing interest at 6%, maturing 2001, see Note 7                                  -     3,346
Note payable, secured by equipment, with annual principal payments of $1,500,321, bearing interest at 3.05% above the commercial paper rate as stated in the
  Federal Reserve Statistical Release, maturing 1997                                             -     4,501
Note payable, secured by aircraft, with monthly principal and interest payments of
  $33,012, bearing interest at .25% below the prime interest rate                            1,171         -
Various other notes payable, certain of which are secured by equipment, bearing
  interest from 5% to 12%                                                                    2,012     2,798
                                                                                          --------   -------
                                                                                          $138,183   $48,375
Less - current portion                                                                     126,228     7,257
                                                                                          --------   -------
                                                                                          $ 11,955   $41,118
                                                                                          ========   =======


Principal payments required for long-term debt after December 31, 1994 are as follows:


                       Year                     Amount
                    ----------              --------------
                                            (in thousands)
                       1995                    $ 7,257
                       1996                      7,815
                       1997                     23,150
                       1998                        322
                       1999                        320
                    Thereafter                   9,511
                                               -------
                          Total                $48,375
                                               =======

12.  Commitments and Contingencies
     -----------------------------

     a.   Coal Sales Contracts-
          --------------------

          As of December 31, 1994, the Company had commitments to deliver scheduled base quantities of coal annually to three customers under three coal sales contracts. One contract expires in 1996, one expires in 1997 and one expires in 2005. The contracts call for the Company to supply a minimum of 14.2 million tons over the remaining lives of the contracts at prices which are at or above market. Certain of the contracts have sales price adjustment provisions, subject to certain limitations and adjustments, based on changes in specified production costs.

          For additional information concerning coal sales contracts, see Item 1 "Business - Major Coal Sales Contracts" of Form 10-K included herein.

     b.   Leases-
          ------

          The Company has various operating leases for mining and other equipment. Lease expense for the years ending December 31, 1992, 1993 and 1994 was approximately $22,125,000, $27,500,000 and $8,921,000, respectively.

          The Company also leases coal reserves under agreements that call for royalties to be paid as the coal is mined. Total royalty expense for the years ending December 31, 1992, 1993 and 1994 was approximately $15,399,000, $21,225,000 and $8,582,000, respectively. Certain agreements require minimum annual royalties to be paid regardless of the amount of coal mined during the year. However, such agreements are generally cancelable at the Company's discretion.

          Approximate noncancelable future minimum payments are as follows (in thousands):


                                       Operating
                       Year              Leases     Royalties
                    ----------         ---------    ---------
                       1995              $8,308       $1,395
                       1996               6,753        1,395
                       1997               4,989          675
                       1998               2,215          605
                       1999               1,096          465
                    Thereafter              467        1,575

          Included in the above operating lease information is a lease entered into by the Company during 1994 pursuant to a sale-leaseback transaction whereby the Company sold a highwall mining system ("the Equipment") for approximately $5,633,000 and leased it back from the purchaser ("the Lessor"). Pursuant to such lease agreement, which expires in November 1998, the Company may purchase the Equipment from the Lessor for approximately $1,436,000 at the end of the lease term. If the Company elects not to purchase the Equipment, the Company must pay to the Lessor the difference between $1,436,000 and the amount realized by the Lessor from the sale of the Equipment to a third party. Such payment by the Company cannot exceed approximately $563,000, however.

     c.   Contract Mining Agreements-
          --------------------------

          During 1994, the Company entered into various agreements to provide contract mining services. Under certain of such agreements, the Company must provide minimum tonnages and is responsible for the reclamation of the land on which such services were performed. The Company believes its commitments under these contracts will be satisfied during 1995.

     d.   Legal Matters-
          -------------

          The Company is named as defendant in various actions in the ordinary course of its business. These actions generally involve disputes related to contract performance, property boundaries, mining rights, blasting damage, personal injuries, and royalty payments, as well as other civil actions. The Company believes these proceedings are incidental to its business and are not likely to result in materially adverse judgments.

          While the final resolution of any matter may have an impact on the Company's consolidated financial results for a particular reporting period, management believes that the ultimate disposition of these matters will not have a materially adverse effect upon the consolidated financial position of the Company.

     e.   Environmental Service Contracts-
          -------------------------------

          The Company has commitments (primarily with municipalities) to operate landfills and provide waste hauling services under various contracts for terms of up to 40 years. Revenues for such contracts are generally at stated rates but may be adjusted periodically for inflation.

     f.   Environmental Proceedings-
          -------------------------

          The Company is involved in various environmental matters and proceedings, including permit application proceedings, in connection with the establishment, operation and expansion activities of certain landfill facilities, as well as other matters or claims that could result in additional environmental proceedings.

          While the final resolution of any matter may have an impact on the Company's consolidated financial results for a particular reporting period, management believes that the ultimate disposition of these matters will not have a material adverse effect upon the consolidated financial position of the Company.

     g.   Licensing Agreement-
          -------------------

          In June, 1992, the Company entered into a 14-year licensing agreement that permits Joy Technologies, Inc., a world-wide manufacturer of mining equipment, to manufacture and market a highwall mining system that the Company developed and currently uses in its own mining operations. Under the terms of the agreement, Joy Technologies plans to market the system to mining companies on the basis of a cost per ton of material mined by the system. The Company and Joy Technologies will share revenues from origination fees and from usage fees based on tons of material mined by these other mining companies. Revenues from this agreement were approximately $1,470,000, $261,000 and $1,275,000 during 1992, 1993 and 1994, respectively.

  h. Employment Contracts-
     --------------------

     The Company has employment contracts with certain members of management which include bonus payments based on various performance measures and termination benefits based on the occurrence of certain events.

13.  Stock Option and Stock Grant Plans
     ----------------------------------

     The Company has a non-qualified stock option plan pursuant to which 1,500,000 shares of common stock were reserved for issuance and may be granted to officers, directors, and key employees of the Company and to key independent contractors of the Company in amounts and upon terms and conditions to be determined from time to time by the Company. Stock options generally are exercisable either three years or five years from the date of issuance. The following stock options have been issued, exercised or cancelled as of December 31, 1994:

                                                     1992      1993     1994
                                                    -------  --------  -------
Outstanding at beginning of year                    754,500   924,300  490,300

   Issued                                           185,000      -     283,000
   Cancelled                                         (6,000)     -     (59,000)
   Exercised                                         (9,200) (434,000) (28,800)
                                                    -------  --------  -------
Outstanding at end of year                          924,300   490,300  685,500
                                                    =======  ========  =======

Exercisable at end of year                          708,300   278,000  101,000

Available for future grants at year end             500,000   500,000  276,000

                                            1992         1993        1994
                                         -----------  -----------  -----------
Price range:
    Issued                               $7.50- 9.63  $    -       $      9.75
    Cancelled                                   9.75       -        7.50- 9.63
    Exercised                                   9.75   9.75-14.75   9.75-14.75
    Outstanding at end of year            7.50-14.75   7.50-14.75   7.50-14.75

In connection with the transaction discussed in Note 2, the Company terminated all stock options previously granted under its stock option plan to employees who became employees of Pittston as a result of the transaction.

     Options for a total of 59,000 shares of the Company's common stock previously granted to 11 employees were terminated. The Company compensated each of these employees in the amount of the number of options held by each employee multiplied by the difference between the per share option exercise price and $16. The total cost for such terminations was approximately $416,500.

     The Company also has a non-qualified stock grant plan pursuant to which 500,000 shares of common stock were reserved for issuance to employees of the Company, except that officers, directors and owners of more than 10% of the Company's common stock are not eligible to receive stock grants. All stock grants issued to date specify that the recipient of the stock grant must remain employed by the Company for 5 years from the date of grant in order to exercise the grant. As of December 31, 1994, the following stock grants were issued or cancelled:

                                            1992       1993       1994
                                          -------    -------    -------
     Outstanding at beginning of year     225,650    193,200    173,900
       Issued                                --         --         --
       Cancelled                          (32,450)   (19,300)   (12,800)
       Exercised                             --         --         --
                                          -------    -------    -------
     Outstanding at end of year           193,200    173,900    161,100
                                          =======    =======    =======
     Available for issue at year end      306,800    326,100    338,900
                                          =======    =======    =======

     In connection with the transaction discussed in Note 2, the Company has amended the stock grant plan to provide, among other things, that service by an employee with Pittston or an affiliate as a result of the transaction will be counted toward the time of service required under the stock grants. Approximately 256 employees holding stock grants for a total of 92,400 shares of common stock became employees of Pittston as a result of the transaction. The Company has included the compensation related to this matter in its measurement of the loss on the transaction (see Note 2).


14.  Income Taxes
     ------------

     SFAS No. 109--"Accounting for Income Taxes" was issued by the Financial Accounting Standards Board in February, 1992. In conformity with SFAS
     No. 109 transition rules, the Company elected to adopt the new income tax accounting standard effective January 1, 1991. A requirement of SFAS
     No. 109 is that deferred income tax liabilities or assets at the end of each period will be determined using the tax rate expected to be in effect when taxes are actually paid or recovered. Accordingly, income tax provisions will increase or decrease in the same period in which a change in tax rates is enacted.

     The income tax provision (benefit) for the years ended December 31, 1992, 1993, and 1994 consists of the following:


                               YEARS ENDED DECEMBER 31,
                     ------------------------------------------
                       1992             1993              1994
                     -------          -------           -------
                                   (in thousands)
     Current:
       Federal        $3,439          $(1,200)          $ 1,304
       State             915              847               650
                     -------          -------           -------
                       4,354             (353)            1,954
                     -------          -------           -------
     Deferred:
       Federal           790           (4,594)           (5,455)
       State             144             (470)             (283)
                     -------          -------           -------
                         934           (5,064)           (5,738)
                     -------          -------           -------
                      $5,288          $(5,417)          $(3,784)
                     =======          =======           =======

The following is a reconciliation of the income tax provision (benefit) at the statutory tax rate of 34% to the Company's effective rate for the years ended December 31, 1992, 1993, and 1994.

                                                                YEARS ENDED DECEMBER 31,
                                    ---------------------------------------------------------------------------------
                                              1992                        1993                        1994
                                    -------------------------    -------------------------    -----------------------
                                      Amount       Percent         Amount        Percent       Amount       Percent
                                     -------       -------        -------        -------       -------      -------
                                                                     (in thousands)
Federal taxes at
 statutory rate                      $ 5,550         34.0%        $(7,346)        (34.0)%      $(3,712)      (34.0)%
Statutory depletion in
 excess of cost depletion             (1,881)       (11.5)         (2,138)         (9.9)          (457)       (4.2)
Valuation allowance on utilization
 of minimum tax credits                  -             -            3,788          17.5           (188)       (1.7)
Additional taxes provided                825          5.0             -              -              -           -
Other, net                                95           .6              30            .1            331         3.0
State taxes, net of
 Federal tax benefit                     699          4.3             249           1.2            242         2.2
                                      ------       ------         -------        ------        -------      ------
                                      $5,288         32.4%        $(5,417)        (25.1)%      $(3,784)      (34.7)%
                                      ======       ======         =======        ======        =======      ======

The provision (benefit) for deferred income taxes resulted from the following:

                                            1992        1993        1994
                                          --------    --------    --------
                                                   (in thousands)
Fixed assets                              $   935      $  (888)   $(7,116)
Deferred overburden                         1,185          468     (5,200)
Minimum tax credits                        (3,503)       3,788     (1,588)
Federal net operating loss
   carryforwards                            1,978       (5,293)     8,772
Accrued expenses and reserves                (230)      (2,751)      (984)
Other, net                                    569         (388)       378
                                          -------      -------    -------
                                          $   934      $(5,064)   $(5,738)
                                          =======      =======    =======

     Deferred tax assets and liabilities consisted of the following:

                                                   December 31,
                                            --------------------------
                                              1993              1994
                                            ---------         --------
Deferred tax assets:                               (In thousands)
   Minimum tax credits                      $  8,200          $  9,600
   Federal net operating loss carryovers       8,772               -
   Accrued expenses and reserves               4,504             5,488
   Other                                       6,837               416
                                            --------          --------
                                            $ 28,313          $ 15,504
   Valuation allowance                        (3,788)           (3,600)
                                            --------          --------
      Total deferred tax assets             $ 24,525          $ 11,904
                                            --------          --------
Deferred tax liabilities:
   Deferred overburden                      $ (6,592)         $ (1,392)
   Fixed assets                              (17,368)          (10,252)
   Other                                      (7,637)           (4,183)
                                            --------          --------
      Total deferred tax liabilities        $(31,597)         $(15,827)
                                            --------          --------
   Net deferred tax liability               $ (7,072)         $ (3,923)
                                            ========          ========

     As of December 31, 1994, the Company has no federal net operating loss carryovers available. As of December 31, 1993, the Company had federal net operating loss carryovers of approximately $25,800,000 which, if not utilized, will expire in the years 2007 and 2008.

     As of December 31, 1994 and 1993, the Company has alternative minimum tax credit carryforwards available of approximately $9,600,000 and $8,200,000, respectively, which have an unlimited carryforward period. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. In 1994 and 1993, the Company recorded a valuation allowance of $3,600,000 and $3,788,000, respectively, against these credits due to uncertainties in realization using the "more likely than not" valuation method.

15.  Major Customers
     ---------------

     Major customers (those in excess of ten percent of total consolidated revenues) accounted for 27%, 13% and 12% of total revenues for the year ended December 31, 1992; for 28%, 12% and 11% of total revenues for the year ended December 31, 1993, and for 23%, 13% and 11% of total revenues for the year ended December 31, 1994.

16.  Workers' Compensation and Black Lung
     ------------------------------------

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

     Black lung expense is being provided, based upon a recent actuarial study, over the estimated remaining working lives of the miners using accounting methods similar to that of a defined benefit pension plan. Black lung expense consists of normal costs for the current period, amortization (over a ten year period) of the $1,750,000 prior service cost at the date the Comany became self-insured, plus interest at 8%. Benefits provided are subject to federal and state laws and, thus, are not under the control of the Company.

     Workers' compensation (including black lung) expense for the years ended December 31, 1992, 1993 and 1994 was approximately $3,035,000, $3,755,000 and $1,280,000, respectively.

17.  Restructuring and Other Charges
     -------------------------------

     During 1994, the Company recorded certain restructuring charges and other one-time charges. The charges that are included in the provision for asset write-downs in operating expenses in the Company's 1994 consolidated statement of operations are as follows:

     (a) Approximately $3.4 million to write off the Company's investment in its limestone project. Following the Company's evaluation of this opportunity, the Company determined that it will no longer pursue the development of its limestone assets. As a result, the entire investment in these assets has been written off.

     (b) Approximately $2 million to write off certain coal assets that will no longer be utilized or recovered in the remaining coal operations. These asset write-offs include approximately $1.1 million of receivables that have been deemed to be uncollectable and a $900,000 write-down associated with a dock owned by the Company which is no longer being utilized.

     (c) Approximately $670,000 associated with certain environmental projects. The Company had previously incurred costs associated with certain environmental projects which will no longer be pursued. As a result, such costs associated with these projects have been written off.

     The charges that are included in other expense in the Company's 1994 consolidated statement of operations are as follows:

     (a) $6.8 million associated with reserving for the remaining balance of a note receivable taken in connection with a sale of a coal subsidiary in April, 1992 and certain other costs associated with this transaction (See Note 3b).

     (b) $1.2 million associated with writing off the Company's investment in a recycling company. The Company had initially invested in a company that developed certain recycling technology. This company is presently experiencing substantial financial difficulties and management believes its carrying value is permanently impaired. As a result, the Company wrote off its entire investment in this company during 1994.

18.  Litigation Settlements
     ----------------------

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

          During 1994, the Company reached a settlement with their former employee whereby all claims were dismissed. As a result of the settlement, the Company paid the former employee $3,450,000. This settlement amount is recorded in the December 31, 1993 financial statements.

     b.   Ohio River Company-
          ------------------

          On August 11, 1992, the Company filed an action for a declaration of rights against the Ohio River Company ("ORCO") and SIMC (Note 3) in the U.S. District Court for the Eastern District of Kentucky at Ashland. The action arises from a dispute between the Company and ORCO concerning a transportation agreement for barge transportation of coal being delivered to TVA pursuant to Contract T-1. In connection with Marion's acquisition of SIMC, the Company assigned its rights and obligations under the transportation agreement to SIMC. SIMC's performance was guaranteed by the Company, and SIMC apparently defaulted. The Company asked the court to declare the rights of the parties in regard to the transportation agreement. ORCO asserted counterclaims against both SIMC and the Company in the action. These counterclaims sought unspecified damages for lost future profits and at least $700,000 in damages from the Company for damages allegedly suffered by ORCO to date.

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

          During April, 1992, the Company reached a settlement with Pyramid whereby both parties dismissed their claims against each other. As a result of the settlement, the Company paid Pyramid $5,100,000, which was recorded in the December 31, 1992 financial statements.

     d.   Consumers Power
          ---------------

          In 1989, the Company became involved in litigation with a customer (Consumers Power) regarding the sales price of coal shipped under a coal sales contract and the potential termination of the contract. Such contract was sold to Pittston in the transaction discussed in
          Note 2.

          In June, 1994, the Company and Consumers Power settled all claims between them related to the litigation. In accordance with the settlement, the Company will pay Pittston, as the Company's successor in the contract with Consumers Power, $2.78 per ton of coal shipped under the contract after January 1, 1994. The per ton payment is to be paid only on the first 720,000 tons of coal shipped, in an amount not to exceed $2,000,000. Payments are due to Pittston in January of the year following the shipments of coal. The Company made a payment of approximately $1,050,000 related to this matter in January, 1995. This settlement is recorded in the December 31, 1994 financial statements.

19.  Related Party Transactions
     --------------------------

     The Company has dealt with certain companies or individuals which are related parties either by having stockholders in common or because they are controlled by stockholders/officers or by relatives of stock-holders/officers of the Company. The Company recorded various expenses to related parties consisting of approximately $17,506,000, $19,186,000 and $7,407,000 for trucking services for the years ended December 31, 1992, 1993 and 1994, respectively, and approximately $112,000, $110,000 and $110,000 for office rent expense for the years ended December 31, 1992, 1993 and 1994, respectively.

     The Company had amounts payable to related parties of approximately $391,000 and $298,000 as of December 31, 1993 and 1994, respectively.

20.  Acquisitions
     ------------

     a.   NERCO Properties-
          ----------------

          During 1993, in accordance with the terms of an Acquisition Agreement dated January 29, 1993 between coal subsidiaries of the Company and NERCO Coal Corp. ("NERCO"), the Company acquired the majority of NERCO's West Virginia mining operations, primarily consisting of inventories, property, plant, equipment, coal sales contracts and the assumption of certain reclamation liabilities, as well as the rights to approximately 80 million tons of coal reserves.

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

                                                        Pro Forma
                                         (in thousands, except per share data)
                                                 Year Ending December 31,

                                                 1992            1993
                                               --------       ---------

          Revenue                              $381,276        $387,977
          Income from operations                 18,396           3,745
          Net income (loss)                      11,145         (15,989)
          Net income (loss) per share               .73           (1.03)
          Weighted average shares
            outstanding                          15,240          15,563

          These operations were sold as part of the transaction discussed in
          Note  2.

     b.   Coal Contract Acquisition-
          -------------------------

          During August, 1994, the Company acquired a coal contract with Kentucky Utilities from a third party. The Company paid $1.2 million for the rights to ship approximately 578,000 tons over 1.5 years at a minimum sales price of $32.30 per ton.

     c.   Mid State Environmental, Inc.-
          -----------------------------

          During 1994, the Company's environmental subsidiary, Mid State Environmental, Inc., acquired a solid waste landfill and hauling operation near Macon, Georgia. The purchase price included 148,673 shares of Addington Resources, Inc. stock, cash of approximately $1,453,000, and future royalties based on revenue generated from the landfill operation. The Company has also provided to the seller certain commitments in connection with the aforementioned shares. This acquisition was accounted for as a purchase.

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

          Once the nonappealable permit is obtained, an additional payment of approximately $3.6 million will be made to the seller for certain real property associated with the landfill.

     d.   Dozit Company, Inc.-
          -------------------

          During 1994, the Company's environmental subsidiary, Addington Environmental, Inc., acquired all of the outstanding stock of Dozit Company, Inc. for approximately $330,000, as well as future royalty payments based primarily on tons of waste received at the landfill. This acquisition was accounted for as a purchase.

          The landfill is located in Union County, Kentucky. The acquisition included a newly issued contained landfill construction permit. The new facility is located adjacent to the existing landfill, was built to current federal and state landfill standards, and opened in November, 1994.

     e.   Tennessee Mining, Inc.-
          ----------------------

          During 1994, the Company's mining subsidiary, Tennessee Mining, Inc., acquired approximately 100,000 acres of land and associated mineral reserves located in eastern Tennessee. The purchase price approximated $2,000,000, including the assumption of certain obligations.

21.  Fair Value of Financial Instruments
     -----------------------------------

     The following disclosures of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosure about Fair Value of Financial Instruments". The Company has used the following methods and assumptions to estimate the fair value of each class of financial instrument:

     a.   Cash and Cash Equivalents-
          -------------------------

          The fair value approximates the carrying amount due to the short maturity (three months or less) of the instruments.

     b.   Short-term Investments-
          ----------------------

          The fair value is based on quoted market prices for the same or similar financial instruments.

     c.   Restricted Cash--
          ---------------

          The estimated fair value of financial instruments that reprice or mature in less than three months approximates the carrying amount due to the short maturities of the instruments. The fair value of financial instruments with maturities greater than three months are estimated based on quoted market prices for the same or similar financial instruments.

     d.   Long-term Debt--
          --------------

          The fair value of the Company's debt maturing within one year approximates the carrying amount due to the short-term maturities involved.

          The fair value of the solid waste revenue bonds approximates the carrying amount, as the interest rates on the bonds are reset weekly based on the rate of interest that competitive securities would bear having similar credit and maturity characteristics.

          The fair value of the senior secured notes and other debt is estimated by discounting future cash flows using an interest rate considered market for borrowings of similar credit quality and maturity.

     The carrying and estimated fair values of the Company's financial instruments are as follows (in thousands):

                                                  As of December 31,
                                    ----------------------------------------------
                                             1993                    1994
                                    ----------------------   ---------------------
                                     Carrying                Carrying
                                      Amount    Fair Value    Amount    Fair Value
                                    ---------   ----------   --------   ----------

     Cash and cash equivalents      $  13,744   $  13,744    $  3,469    $  3,469
     Short-term investments              --          --         8,474       8,474
     Restricted cash                    2,348       2,348       4,437       4,437
     Long-term debt (including
       current maturities)           (138,182)   (142,470)    (48,375)    (48,072)


     The fair value estimates are made at discrete points in time based on relevant market information and information about the financial instruments. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision.

     In the normal course of business, the Company has letters of credit, performance bonds and other guarantees which are not reflected in the accompanying consolidated balance sheets. In the past, no signficant claims have been made against these financial instruments. Management believes that the likelihood of performance under these financial instruments is minimal and expects no material losses to occur in connection with these financial instruments.

22.  Derivative Financial Instruments
     --------------------------------

     As a result of the hedging agreement described in Note 1k, the Company has limited involvement with derivative financial instruments. The Company uses them to manage risk related to the price of gold bullion, which it will produce at its mine in Mohave County, Arizona, rather than for trading purposes.

     These derivative financial instruments consist of forward sales contracts and option collars, which have enabled the Company to lock into a predetermined price range at which it will sell a portion of its gold bullion production. Under the forward sales contracts, the Company will sell approximately 38,000 ounces of gold bullion to a counterparty ("the Counterparty") between January 1995 and December 1996 at prices ranging from approximately $405 to $408 per ounce. Under the option collars, the Company can put a total of 20,000 ounces to the Counterparty at a price of $400 per ounce at certain dates between January 1995 and December 1996. Alternatively, the Counterparty can call a total of 20,000 ounces from the Company at such dates at a price of $404 per ounce.

     The Company is exposed to market risk in the event that the market price of gold bullion exceeds the price at which the Company must sell pursuant to these financial instruments. As the Counterparty is a highly-rated financial institution, the Company believes that credit risk associated with these instruments is minimal.

23.  Segment Information
     -------------------

     The Company considers its major business segments to be mining (including coal, gold, silver, sulfur and limestone) and environmental (including sanitary landfills and waste collection, recycling and disposal). Included in the "Other" segment is the Company's technology licensing activities (Note 12g) as well as citrus operations currently in the development stage.

     Information about the Company's operations for each segment is as follows (in thousands of dollars):


     Year Ended December 31:             1992          1993         1994
                                       ---------  --------------  ---------
     Revenues:
       Mining                          $292,225    $ 358,957      $113,824
       Environmental                      7,779       24,929        36,057
       Other                              1,470          261         1,275
                                       --------    ---------      --------
                                       $301,474    $ 384,147      $151,156
                                       ========    =========      ========

     Income (loss) from operations:
       Mining                          $ 18,300    $   7,346 (1)  $  1,746
       Environmental                      1,620       (1,400)(2)     5,444
       Other                              1,410          261         1,275
                                       --------    ---------      --------
                                         21,330        6,207         8,465
       General corporate expenses        (3,095)      (2,759)       (5,383)
                                       --------    ---------      --------
                                       $ 18,235    $   3,448      $  3,082
                                       ========    =========      ========

                                                            1992       1993       1994
                                                          --------   --------   --------
     Depreciation and amortization:
       Mining                                             $ 23,893   $ 26,726   $  4,036
       Environmental                                           832      2,728      4,133
       Other                                                    --         --         --
                                                          --------   --------   --------
                                                            24,725     29,454      8,169
     General corporate depreciation and amortization           386        485        607
                                                          --------   --------   --------
                                                          $ 25,111   $ 29,939   $  8,776
                                                          ========   ========   ========
     Capital expenditures:
       Mining                                             $ 18,291   $ 35,004   $ 33,423
       Environmental                                        18,942     18,271     31,425
       Other                                                 1,412      2,595      3,129
                                                          --------   --------   --------
                                                          $ 38,645   $ 55,870   $ 67,977
                                                          ========   ========   ========
     As of December 31:
     Identifiable assets:
       Mining                                             $235,430   $225,138   $ 94,883
       Environmental                                        58,938     65,887     99,252
       Other                                                 8,983     10,508     13,543
                                                          --------   --------   --------
                                                           303,351    301,533    207,678
       General corporate assets                             35,673     14,125     15,403
                                                          --------   --------   --------
     Total assets                                         $339,024   $315,658   $223,081
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


24.  Subsequent Event
     ----------------

     On March 1, 1995, the Company received an offer from a group of senior management (who are also members of the Board of Directors and major shareholders) to purchase the Company's non-environmental businesses. Subject to certain conditions contained in the offer, the group offered to the Company to exchange the shares of the Company's common stock owned by the group (approximately 45% of the Company's outstanding shares), $5 million cash, and other consideration for the Company's coal and gold mining operations, its mining equipment manufacturing and licensing unit, citrus operations and smaller operations. The Company's Board of Directors authorized a special committee comprised of the Company's two outside directors to evaluate the offer and to select and retain an investment banking firm and independent legal counsel to assist the committee in the evaluation of the offer.


25.  Quarterly Financial Data (unaudited - in thousands of dollars except per
     ------------------------------------------------------------------------
     share amounts)
     --------------

                                      First    Second   Third       Fourth
     1993                            Quarter  Quarter  Quarter     Quarter       Year
     ----                            -------  -------  --------    --------    --------
     Net revenues                    $82,592  $92,098  $101,549    $107,908    $384,147
                                     -------  -------  --------    --------    --------
     Income (loss) from operations     1,228    3,401     7,631      (8,812)(2)   3,448(2)
                                     -------  -------  --------    --------    --------
     Net income (loss)               $(1,707) $    (8) $  2,491    $(16,965)   $(16,189)
                                     =======  =======  ========    ========    ========

     Net income (loss) per share(1)  $  (.11) $    --  $    .16    $  (1.09)   $  (1.04)
                                     =======  =======  ========    ========    ========

     1994
     ----
     Net revenues                    $39,599  $35,538  $ 39,714    $ 36,305    $151,156
                                     -------  -------  --------    --------    --------
     Income (loss) from operations     4,138    2,237    (3,951)(3)     658       3,082(3)
                                     -------  -------  --------    --------    --------
     Net income (loss)               $ 2,869  $ 1,543  $(11,819)   $    273    $ (7,134)
                                     =======  =======  ========    ========    ========
     Net income (loss) per share(1)  $   .18  $   .10  $   (.75)   $    .02    $   (.45)
                                     =======  =======  ========    ========    ========

     (1) Quarters may not add to annual net income (loss) per share due to changes in shares outstanding.

     (2) Includes asset write downs related to abandoned sulfur project ($9,384,000) and environmental projects ($5,122,000), as described in Note 2.

     (3)  Includes the asset write downs and other charges described in Note 17.

                                                                      Exhibit 11

                           ADDINGTON RESOURCES, INC.
                   CALCULATION OF NET INCOME (LOSS) PER SHARE
               (in thousands of dollars except per share amounts)

                                                Years Ended December 31,
                                              -----------------------------
                                               1992       1993       1994
                                              -------   --------    -------
      Primary net income (loss)               $11,036   $(16,189)   $(7,134)
                                              =======   ========    =======

      Average shares of stock outstanding      15,240     15,563     15,798
                                              =======   ========    =======

      Primary net income (loss) per share     $   .72   $  (1.04)   $  (.45)
                                              =======   ========    =======

   NOTE: The dilutive effect of the Company's common stock equivalents (grants and shares under option) for the primary net income per share calculation was insignificant for 1992, 1993 and 1994.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders of Addington Resources, Inc.:

We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of Addington Resources, Inc. and subsidiaries included in this Form 10-K and have issued our report thereon dated March 1, 1995. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the table of contents (page F-1) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                           ARTHUR ANDERSEN LLP



March 1, 1995
Louisville, Kentucky

                   ADDINGTON RESOURCES, INC. AND SUBSIDIARIES
                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                                                       Additions
                                                           ---------------------------------
                                          Balance at          Charged to        Charged to                  Balance at
            Description                Beginning of Year   Costs & Expenses   Other Accounts   Deductions   End of Year
------------------------------------   -----------------   ----------------   --------------   ----------   -----------
YEAR ENDED DECEMBER 31, 1992-

 None                                       $    -              $    -             $  -          $      -      $    -

YEAR ENDED DECEMBER 31, 1993-

 Reserve for assets in bankruptcy
  proceedings (see Note 3 to the
  consolidated financial statements)             -               5,767                -                 -       5,767

YEAR ENDED DECEMBER 31, 1994-

 Reserve for assets in bankruptcy
  proceedings (see Note 3 to the
  consolidated financial statements)         5,767               4,632                -           (10,399)          -

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    ADDINGTON RESOURCES, INC.


Date: March 30, 1995                By /s/ Larry Addington
                                       --------------------
                                       Larry Addington, Chairman of
                                       the Board of Directors and
                                       Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                           Title                    Date
---------                           -----                    ----



/s/ Larry Addington        Chairman of the Board
------------------------   of Directors and Chief
Larry Addington            Executive Officer             March 30, 1995



/s/ R. Douglas Striebel    Vice President and Chief      March 30, 1995
------------------------   Financial Officer (Chief
R. Douglas Striebel        Financial Officer) (Chief
                           Accounting Officer)




/s/ Robert Addington       Director                      March 30, 1995
------------------------
Robert Addington



                           Director                      March __, 1995
------------------------
Bruce Addington



/s/ Carl R. Whitehouse     Director                      March 30, 1995
------------------------
Carl R. Whitehouse



/s/ Jack C. Fisher         Director                      March 30, 1995
------------------------
Jack C. Fisher