Form 10-Q
period 1995-03-31
ADDINGTON RESOURCES INC
filed 1995-05-15
CIK 810665

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
- -----
     ACT OF 1934

For the quarterly period ended                   March 31, 1995
                               -------------------------------------------------

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----
     EXCHANGE ACT OF 1934

For the transition period from                          to
                               ------------------------    ---------------------

                         Commission file number 0-16498
                                                -------


                           ADDINGTON RESOURCES, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          DELAWARE                                          61-1125039
- --------------------------------------------------------------------------------
  (State or other jurisdiction                      (IRS Employer ID Number)
  of incorporation or organization)


                              1500 N. Big Run Road
                               Ashland, KY  41102
- --------------------------------------------------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number,
 including area code                                      (606) 928-3433
                                                          --------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.             Yes  x           No
                                                         -----           -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

     Class - Common stock, $1.00 Par Value
     -----

     Outstanding at May 2, 1995 - 15,909,801 shares
     --------------------------

                   ADDINGTON RESOURCES, INC. AND SUBSIDIARIES
                   ------------------------------------------

                                     INDEX
                                     -----

                                                                     Page No.
                                                                     --------

PART I.  Financial Information

         ITEM 1.  Financial Statements

                  Balance Sheets as of March 31, 1995
                    (Unaudited) and December 31, 1994                   3-4

                  Statements of Operations (Unaudited)
                    Three Months Ended March 31, 1995
                    and 1994                                             5

                  Statements of Cash Flows (Unaudited)
                    Three Months Ended March 31, 1995
                    and 1994                                            6-7

                  Notes to Financial Statements
                    (Unaudited)                                         8-12

         ITEM 2.  Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operations                                      13-20


PART II.  Other Information                                              21

SIGNATURES                                                               22

ITEM 1
                   ADDINGTON RESOURCES, INC. AND SUBSIDIARIES
                   ------------------------------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                                     ASSETS
                                     ------

                                                  March 31,    December 31,
                                                    1995           1994
                                                  ---------    ------------
                                                 (Unaudited)
                                                       (in thousands)
CURRENT ASSETS:
  Cash and cash equivalents                       $  6,590       $  3,469
  Short term investments                             1,374          8,474
  Accounts receivable                               20,443         18,944
  Inventories                                        7,787          6,495
  Prepaid expenses and other                         5,067          2,776
                                                  --------       --------
         Total current assets                       41,261         40,158
                                                  --------       --------

PROPERTY, PLANT AND EQUIPMENT, at cost             187,466        182,835
  Less - Accumulated depreciation                  (28,448)       (28,962)
                                                  --------       --------
                                                   159,018        153,873
                                                  --------       --------

ASSETS HELD FOR SALE                                13,746         16,605

RESTRICTED CASH                                      4,552          4,437

OTHER                                                5,311          8,008
                                                  --------       --------
         Total assets                             $223,888       $223,081
                                                  ========       ========

                   ADDINGTON RESOURCES, INC. AND SUBSIDIARIES
                   ------------------------------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                                  March 31,    December 31,
                                                                    1995           1994
                                                                 -----------   ------------
                                                                 (Unaudited)
                                                                       (in thousands)
CURRENT LIABILITIES:
  Accounts payable                                                $ 12,832       $ 14,049
  Revolving line of credit                                           6,700          4,200
  Current portion of long-term debt                                  7,551          7,257
  Accrued expenses and other                                        11,070         13,392
  Current portion of deferred income taxes                           1,086          1,179
                                                                  --------       --------
      Total current liabilities                                     39,239         40,077
                                                                  --------       --------

NON-CURRENT LIABILITIES:
  Long-term debt, less current portion                              42,636         41,118
  Other long-term liabilities                                       16,509         18,921
  Deferred income taxes                                              2,528          2,744
                                                                  --------       --------
      Total non-current liabilities                               $ 61,673       $ 62,783
                                                                  --------       --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, $1.00 par value; 30,000,000 shares authorized,
    15,908,051 and 15,852,851 shares outstanding at March 31,
    1995 and December 31, 1994, respectively                        15,908         15,853
  Paid-in capital                                                   84,549         83,789
  Retained earnings                                                 22,519         20,579
                                                                  --------       --------
    Total stockholders' equity                                     122,976        120,221
                                                                  --------       --------
    Total liabilities and stockholders' equity                    $223,888       $223,081
                                                                  ========       ========


                   ADDINGTON RESOURCES, INC. AND SUBSIDIARIES
                   ------------------------------------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                                  (Unaudited)

                                             THREE MONTHS ENDED
                                           ----------------------
                                           March 31,    March 31,
                                             1995         1994
                                           ---------    ---------
                                           (in thousands, except
                                             per share amounts)
REVENUES:
  Mining                                    $25,236      $32,319
  Environmental                              10,890        6,851
  Other                                         698          428
                                            -------      -------
                                             36,824       39,598
                                            -------      -------

COSTS AND EXPENSES:
  Cost of operations                         28,923       31,799
  Depreciation and amortization               2,638        1,543
  Selling, general and administrative         3,105        2,118
                                            -------      -------
                                             34,666       35,460
                                            -------      -------
INCOME FROM OPERATIONS                        2,158        4,138
                                            -------      -------
INTEREST AND OTHER INCOME (EXPENSE):
  Interest income                               140           29
  Interest expense                             (350)         (26)
  Gain on sale of coal subsidiaries               -          118
  Gain (loss) on sale of assets                 877          (80)
  Other, net                                     20          (60)
                                            -------      -------
                                                687          (19)
                                            -------      -------
  Income before income tax provisions         2,845        4,119
                                            -------      -------
INCOME TAX PROVISIONS:
  Federal                                       748        1,000
  State                                         157          250
                                            -------      -------
                                                905        1,250
                                            -------      -------
  Net income                                $ 1,940      $ 2,869
                                            =======      =======

NET INCOME PER SHARE                           $.12         $.18
                                            =======      =======
Equivalent shares of stock outstanding       16,035       16,023
                                            =======      =======


                   ADDINGTON RESOURCES, INC. AND SUBSIDIARIES
                   ------------------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (Unaudited)

                                                                                          THREE MONTHS ENDED
                                                                                        ----------------------
                                                                                        March 31,    March 31,
                                                                                          1995         1994
                                                                                        ---------    ---------
                                                                                            (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                            $  1,940     $  2,869
                                                                                        --------     --------
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization, including amortization of financing costs             2,868        1,544
      (Gain) loss on sale of assets                                                         (877)          80
      Gain on sale of coal mining subsidiaries                                                 -         (118)
  Change in assets and liabilities, net of effects from acquisitions and disposals:
    (Increase) decrease in -
      Accounts receivable                                                                 (1,499)     (16,578)
      Inventories                                                                           (487)        (727)
      Prepaid expenses and other                                                            (334)       1,055
      Other assets                                                                           191         (731)
  Increase (decrease) in:
      Accounts payable                                                                    (1,217)       7,123
      Accrued expenses and other liabilities                                              (3,405)      (5,753)
      Deferred income taxes                                                                 (309)         263
                                                                                        --------     --------
          Total adjustments                                                               (5,069)     (13,842)
                                                                                        --------     --------
          Net cash used in operating activities                                           (3,129)     (10,973)
                                                                                        --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of assets                                                             8,717          374
  Proceeds from sale of coal subsidiaries, net of disposition costs                            -      185,074
  Decrease (increase) in short-term investments                                            7,100       (5,000)
  Additions to property, plant and equipment                                             (13,604)      (9,215)
                                                                                        --------     --------
          Net cash provided by investing activities                                     $  2,213     $171,233
                                                                                        --------     --------


                   ADDINGTON RESOURCES, INC. AND SUBSIDIARIES
                   ------------------------------------------

               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
               -------------------------------------------------
                                  (Unaudited)

                                                     THREE MONTHS ENDED
                                                  ------------------------
                                                   March 31,     March 31,
                                                     1995          1994
                                                  ----------     ---------
                                                       (in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of long-term debt                        $ 5,817       $   7,477
 Repayments of long-term debt                       (4,005)       (133,854)
 Borrowings (repayments) on revolving
  lines of credit                                    2,500         (21,942)
 Issuance of common stock                              -               341
 Financing costs incurred                             (275)            -
                                                   -------       ---------
   Net cash provided by (used in)
     financing activities                            4,037        (147,978)
                                                   -------       ---------
   Net increase in cash
     and cash equivalents                            3,121          12,282

CASH AND CASH EQUIVALENTS, beginning of period       3,469          13,744
                                                   -------       ---------
CASH AND CASH EQUIVALENTS, end of period           $ 6,590       $  26,026
                                                   =======       =========

Note: For purposes of these statements, the Company and its subsidiaries consi-der short-term investments having maturities of three months or less at time of purchase to be cash equivalents.

       The cash amounts of interest and income taxes paid by the Company and its subsidiaries during the three months ended March 31, 1995 and 1994 are as follows:

                                                     1995      1994
                                                    ------    ------
                  Interest, including amounts      (in thousands)
                    capitalized of approximately
                    $601,000 and $238,000,
                    respectively                    $  814    $ 186
                  Income taxes                       1,013       56

       During the three months ended March 31, 1995, the Company issued 55,200 shares of common stock in connection with the exercise of stock grants which were issued to employees (see Note 6 to the consolidated financial statements). During the three months ended March 31, 1994, the Company wrote off certain assets of approximately $9.5 million against previously established contingency reserves and other accruals recorded in connection with the Company's de-emphasis on its mining operations (see
       Note 2 to the consolidated financial statements). Such non-cash activity has been excluded from the above statements of cash flows.

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

     The accompanying consolidated financial statements as of March 31, 1995 and 1994 include the accounts of Addington Resources, Inc. (the Company) and its wholly-owned subsidiary Addington Holding Company, Inc. and its wholly-owned subsidiaries.

     In the opinion of management, the accompanying consolidated unaudited financial statements include all adjustments necessary to present fairly the Company's financial position as of March 31, 1995 and results of operations for the three months ended March 31, 1995 and 1994. All adjustments were of a normal recurring nature. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.

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

     Other terms of the transaction include the Company entering into a coal supply contract with Pittston for the sale of 4,920,000 tons over 3-1/2 years at a base price of $26 per ton. Additionally, the Company would receive a $1 per ton production royalty for coal produced from certain West Virginia properties being sold to Pittston with a minimum royalty of $100,000 per month, a maximum aggregate royalty in any one year of $1.5 million, and a maximum aggregate royalty under the agreement of $3.75 million. During the first quarter of 1995, the Company agreed to accept a $1.8 million payment from Pittston to buy out the estimated $2 million remaining royalty payments under this agreement. This $1.8 million royalty payment is reflected in mining revenues in the accompanying March 31, 1995 statement of operations. The Company will also pay Pittston a royalty of $0.50 per ton of coal produced by two retained highwall mining machines for 3-1/2 years.

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

     After the transaction discussed above, the Company continued to own and operate four eastern Kentucky mines with estimated annual production capacity of 3,000,000 tons per year. During 1994, the Company opened additional mines located near these four retained mines and closed two of the retained mines. Future production from current operating coal mines will be placed on the Pittston Coal Supply Contract, a new coal supply contract entered into with The Cincinnati Gas & Electric Company (the "CG&E Coal Supply Contract") and a new coal supply contract with Kentucky Utilities (the "KU Coal Supply Contract"). The CG&E Coal Supply Contract calls for the sale of approximately 10,037,000 tons of coal over the next eleven years (assuming exercise of option periods) and the KU Coal Supply Contract calls for the sale of approximately 376,000 tons of coal over the next twelve months.

3.   Inventories-
     ------------

     As of March 31, 1995 and December 31, 1994 inventories consisted of:

                                      March 31,  December 31,
                                        1995        1994
                                      ---------  ------------
                                     (Unaudited)
                                           (in thousands)
             Coal                      $ 4,493      $ 4,131
             Supplies and parts          3,220        2,364
             Gold and silver                74          -
                                       -------      -------
                                       $ 7,787      $ 6,495
                                       =======      =======

4.   Commitments and Contingencies-
     -----------------------------

          (a)  Coal Sales Contracts-
          -------------------------

          As of March 31, 1995, the Company has commitments to deliver scheduled base quantities of coal annually to three customers under three coal sales contracts. One contract expires in 1996, one expires in 1997 and one expires in 2005. The contracts call for the Company to supply a minimum of 13.7 million tons over the remaining lives of the contracts at prices which are at or above market. Certain of the contracts have sales price adjustment provisions, subject to certain limitations and adjustments, based on changes in specified production costs.

          (b) Legal Matters-
          -----------------

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

          (c) Environmental Proceedings-
          -----------------------------

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

5.   Related-Party Transactions-
     --------------------------

     The Company has dealt with certain companies or individuals which are related parties either by having stockholders in common or because they are controlled by stockholders/officers or by relatives of stockholders/officers of the Company. The Company recorded various expenses to related parties consisting of approximately $2,560,000 and $1,715,000 for trucking services for the three month periods ending March 31, 1995 and 1994, respectively, and office rent of $27,500 for the three month periods ending March 31, 1995 and 1994.

     The Company had amounts payable to related parties of $445,000 and $298,000 as of March 31, 1995 and December 31, 1994, respectively.

6.   Stockholders' Equity-
     --------------------

     During the three months ended March 31, 1994, 28,800 shares of common stock were issued in connection with the exercise of stock options. During the three months ended March 31, 1995, 55,200 shares of common stock were issued in connection with stock grants being exercised which were issued to employees in 1989. These stock grants specified that the recipient of the stock grant must remain employed by the Company for 5 years from the date of the grant in order to exercise the grant. As a result of these options and grants being exercised, common stock increased $28,800 and $55,200, respectively, and paid-in capital increased $312,000 and $759,000, respectively, during the three months ended March 31, 1994 and 1995.

7.   Short-term Investments-
     ----------------------

     Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115), became effective for the Company as of January 1, 1994. In accordance with SFAS 115, the Company's securities investments at March 31, 1995, which consist solely of investments in economic development revenue bonds, are deemed as "available-for-sale" and are reported at their fair value of approximately $1.4 million. As the fair value approximates the cost of such investments, there are no unrealized holding gains or losses associated with such investments as of March 31, 1995. The market value of the investments was determined based on quoted market prices.

     The investments have a stated maturity date of December 1, 2015, but may be redeemed at face value at any time by the Company. For the three months ended March 31, 1995, the Company received $3,100,000 in proceeds from the sale of municipal obligations and $4,000,000 in proceeds from the sale of corporate obligations. As the fair value of such investments approximated their cost (using specific identification method), there were no realized gains or losses associated with the sale of such investments.

8.   Assets Held for Sale-
     --------------------

     Assets held for sale at March 31, 1995 include the Company's citrus operations in Belize which had a net book value of approximately $13,746,000. Assets held for sale at December 31, 1994 include the Company's citrus operations in Belize and a corporate jet. The net book value of such assets approximated $13,400,000 and $3,200,000, respectively, as of December 31, 1994.

     The Company does not expect to recognize a loss on the sale of the citrus operations. In February 1995, the Company sold the corporate jet for $4,125,000.

9.   Proposal to Purchase Non-Environmental Businesses-
     -------------------------------------------------

     On March 1, 1995, the Company received an offer from a group of senior management (who are also members of the Board of Directors and major shareholders) to purchase the Company's non-environmental businesses. Subject to certain conditions contained in the offer, the group offered to the Company to exchange the shares of the Company's common stock owned by the group (approximately 45% of the Company's outstanding shares), $5 million cash, and other consideration for the Company's coal and gold mining operations, its mining equipment manufacturing and licensing unit, citrus operations and smaller operations. The Company's Board of Directors authorized a special committee comprised of the Company's outside directors to evaluate the proposal. On April 3, 1995, the Board of Directors also authorized the special committee to manage the business and affairs of the Company's environmental operations.

ITEM 2

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              FINANCIAL CONDITION

               Proposal to Purchase Non-Environmental Operations

On March 1, 1995, the Company received a proposal from Larry Addington, Robert Addington, and Bruce Addington to purchase the Company's non-environmental businesses. Subject to certain conditions contained in the offer, the Addington brothers proposed to the Company to exchange the shares of the Company's common stock owned by the Addington brothers (approximately 45% of the Company's outstanding shares), $5 million cash, and other consideration for the Company's coal and gold mining operations, its mining equipment manufacturing and licensing unit, citrus operations and smaller operations. The Addington brothers have proposed to direct half of the royalties from the exclusive licensing agreement with respect to highwall mining machines described herein to the Company. The proposal states that the assets and liabilities of each of the Company's subsidiaries would generally be retained by each entity after the transfer. The Company's Board of Directors authorized a special committee comprised of the Company's outside directors to evaluate the proposal.

On April 3, 1995, the Company's Board of Directors increased the number of its members to nine. The Board of Directors then appointed the following as new members to the Board and the special committee: Howard P. Berkowitz, Richard Ravitch and Stephen D. Weinress. The Board of Directors also appointed Robert Anderson, Jr. to the Board, but Mr. Anderson declined the nomination in light of certain mining regulatory considerations. On April 3, 1995, the Board of Directors also authorized the special committee to manage the business and affairs of the Company's environmental operations. The special committee has retained the investment banking firm of Donaldson, Lufkin & Jenrette Securities Corporation and legal counsel of Schulte, Roth & Zabel to assist the committee in the evaluation of the proposal.

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

                             RESULTS OF OPERATIONS

         Quarter Ended March 31, 1995 Compared With Same Period In 1994

Net income during the quarter ended March 31, 1995 was $1,940,000 or $.12 per share, compared to net income of $2,869,000 or $.18 per share for the comparable quarter of 1994.

The Company's mining revenues decreased from $32,319,000 in the first quarter of 1994 to $25,236,000 in the first quarter of 1995. This decline in mining revenues is primarily due to a decrease in tons sold from 1,176,000 in the first quarter of 1994 to 726,000 in the first quarter of 1995. The decline in mining revenues is primarily attributable to the sale of five of the Company's coal subsidiaries in January, 1994. During the first quarter of 1994, the Company had mining revenues of $9,068,000 from 347,000 tons sold from the five subsidiaries prior to their sale on January 14, 1994. The Company experienced an increase in average sales price per ton from $26.41 recognized in the first quarter of 1994 to $29.31 per ton recognized in the first quarter of 1995. Average sales price increased during the first quarter of 1995 compared to the first quarter of 1994 primarily due to $1,800,000 being included in mining revenues during 1995 related to the early buy out of a royalty agreement related to the sale of five of the Company's coal subsidiaries in Janaury, 1994. (See
Note 2 to the consolidated financial statements.)

During the first quarter of 1995, income from mining operations was adversely affected by the poor performance of the Company's contract mining operations. The Company's contract mining operations generated a loss from operations during the first quarter of 1995 of $3,321,000, compared to income from operations of $38,000 for the first quarter of 1994. The Company has experienced difficulty in placing its highwall mining machines into longer-term, profitable contract mining operations. In addition to severe weather conditions temporarily idling highwall mining machines in the Company's contract mining operations during the first quarter of 1995, the Company has experienced difficulty with geological formations at certain of its contract mining sites. During the first quarter of 1995, the Company experienced a pre-tax loss of approximately $2,501,000 at one contract mining site, primarily due to poor geological conditions. The Company has recently established new criteria with respect to the evaluation of contract mining opportunities, but there can be no assurance that these new criteria will result in successful contract mining operations.

Environmental revenues and income from operations for the three months ended March 31, 1995 and 1994, respectively, are comprised of the following (in thousands):

                         Landfill        Waste Collection          Total
                        Operations           Services          Environmental
                     ----------------    ----------------    -----------------
                               For the three months ended March 31,
                     ---------------------------------------------------------
                      1995      1994      1995      1994       1995      1994
                     ------    ------    ------    ------    -------    ------
Revenues             $7,882    $4,687    $3,008    $2,164    $10,890    $6,851
Income from
  operations          2,467     1,505      (402)     (485)     2,065     1,020
Tonnage received        321       233

The primary reason for the substantial increases in total environmental revenues and income from operations is an increase in tons of waste received from 233,000 tons during the three months ended March 31, 1994 to 321,000 tons during the three months ended March 31, 1995. While it is common industry practice, the Company does not allow a discount on its waste collection services for waste delivered to Company landfills.

In June, 1992, the Company entered into a 14-year exclusive licensing agreement that permits Joy Technologies, Inc. ("Joy") to manufacture and market a highwall mining system that the Company developed and currently uses in its own mining operations. In accordance with the terms of the June 1992 agreement, Joy plans to market the system to mining companies on the basis of a cost per ton of material mined by the system. If Joy successfully markets the system, the Company will receive approximately $130,000 in origination fees for each of the first eight machines leased, during the first thirty months of the agreement, approximately $255,000 in origination fees for each machine leased thereafter, and a royalty based on tons of material mined by these other mining companies. The agreement provides that Joy will charge a lessee a minimum royalty per ton of material mined of $3.77, subject to adjustment for inflation from the date of the agreement and increases in safety-related changes. The Company will receive 30% of the minimum royalty of $3.77 (as adjusted for inflation) and generally 50% of any part of such royalty payments in excess of $3.77 (as adjusted for inflation) and increases in safety-related expenses. While Joy has not met the Company's anticipated results for leases under the June 1992 agreement, Joy has indicated to the Company that it will continue to aggressively pursue the marketing of these machines during 1995.

The Company generated other revenue during the first quarter of 1995 of $698,000 related to the highwall mining system licensing agreement with Joy. During the first quarter of 1994, other revenue of $428,000 was generated from the highwall mining licensing agreement.

As a percentage of total revenues, cost of operations decreased from 80% for the first quarter of 1994 to 79% for the first quarter of 1995. This decrease is primarily a result of improved operating results at the Company's environmental operations.

Depreciation and amortization increased from $1,543,000 in the first quarter of 1994 to $2,638,000 in the first quarter of 1995. This 71% increase is primarily attributable to an increase in environmental depreciable assets and depreciation from certain mining equipment purchased during December, 1994 which had previously been leased.

Selling, general and administrative expenses increased from $2,118,000 during the first quarter of 1994 to $3,105,000 during the first quarter of 1995. This increase is primarily attributable to an increase in the environmental division's selling, general and administrative expenses due to additional landfills being opened since March 31, 1994.

Interest expense increased from $26,000 during the first quarter of 1994 to $350,000 during the first quarter of 1995. This increase is primarily due to an increase in the amount borrowed under the Company's revolving line of credit related to its coal operations and an increase in long-term debt outstanding related to buying coal mining equipment that had previously been leased. The amount of interest capitalized for the three months ended March 31, 1995 and 1994 was $601,000 and $238,000, respectively.

Interest income increased from $29,000 during the first quarter of 1994 compared to $140,000 during the first quarter of 1995. This increase is due to an increase in the average amount of short-term investments outstanding coupled with an increase in the interest rate yields on short-term investments during the first quarter of 1995.

The Company's effective tax rate during the first quarter of 1994 was 30% and remained relatively unchanged as compared to the 32% tax rate recognized during the first quarter of 1995.

The Company's cash, cash equivalents and short-term investments totalled $7,964,000 at March 31, 1995, compared to $11,943,000 at December 31, 1994.
This decrease is primarily due to the timing of account receivable collections and account payable payments.

Accounts receivable at March 31, 1995 totalled $20,443,000, compared to the balance of $18,944,000 at December 31, 1994. This increase is due to timing in collections of accounts receivable and increased volumes in the Company's environmental division.

Inventories increased from $6,495,000 at December 31, 1994, compared to $7,787,000 at March 31, 1995, primarily due to an increase in tons of coal in inventory at March 31, 1995.

Prepaid expenses and other at March 31, 1995 totalled $5,067,000 compared to the balance of $2,776,000 at December 31, 1994. This increase is primarily due to the timing of payments on prepaid insurance and other prepaid expenses.

Property, plant and equipment increased to $187,466,000 at March 31, 1995, compared to $182,835,000 at December 31, 1994. This 3% increase is primarily due to an increase in landfill and other environmental related development costs and costs capitalized in association with the development of the Company's gold mining project in Arizona.

Restricted cash increased from $4,437,000 at December 31, 1994 to $4,552,000 at March 31, 1995. This 3% increase is primarily due to additions to escrows for the future closure and post-closure costs associated with the Company's environmental division's landfill operations.

Assets held for sale decreased from $16,605,000 at December 31, 1994 to $13,746,000 at March 31, 1995 due to the sale of one of the Company's aircraft. The aircraft was sold for $4,125,000, generating a gain of $908,000. The proceeds from this sale were primarily used to reduce the $3,328,000 in debt related to the aircraft. The remaining balance of assets held for sale is related to the Company's citrus operations which remain held for sale at March 31, 1995. The Company does not expect to recognize a loss on the sale of the citrus operations, although there can be no assurances concerning the ultimate amount realized from these assets.

Other assets decreased from $8,008,000 at December 31, 1994 to $5,311,000 at March 31, 1995. This decrease is primarily attributable to a decrease in the amount of capitalized advance royalty payments related to the Company's coal operations.

Accounts payable at March 31, 1995 decreased to $12,832,000 as compared to the December 31, 1994 balance of $14,049,000. This decrease is primarily due to the timing of payments on accounts payable.

Accrued expenses and other liabilities decreased to $11,070,000 at March 31, 1995 compared to the $13,392,000 balance at December 31, 1994. This decrease is attributable to the payment of certain expenses accrued at December 31, 1994.

The Company's coal line of credit balance at March 31, 1995 totalled $6,700,000 compared to the December 31, 1994 balance of $4,200,000. This increase is primarily due to the timing of collections of accounts receivable and funding of operating losses at the Company's contract highwall mining operations.

The Company's current portion of long-term debt remained relatively unchanged from $7,257,000 at December 31, 1994, as compared to $7,551,000 at March 31, 1995.

The Company's long-term debt outstanding increased from $41,118,000 at December 31, 1994 to $42,636,000 at March 31, 1995. This increase is primarily due to the net of $2,000,000 borrowed against the Company's environmental subsidiary's line of credit during the three months ended March 31, 1995, $2,742,000 in mining equipment financing and $3,328,000 in debt associated with the Company's aircraft being paid off due to the sale of the aircraft.

The Company's other long-term liabilities decreased from $18,921,000 at December 31, 1994 to $16,509,000 at March 31, 1995. This decrease is primarily due to the reduction in coal reclamation reserves as a result of the reclamation performed during the first quarter of 1995, offset by the normal increases in landfill closure and post-closure costs accrued during the first quarter of 1995.

                        LIQUIDITY AND CAPITAL RESOURCES
                        -------------------------------


The working capital needs of the Company have been met primarily through a combination of funds provided by banks and other institutions, proceeds from the sale of certain coal subsidiaries to Pittston, a sale/leaseback arrangement with respect to one of its highwall mining machines, and cash generated through operations.

The overall net increase in cash and cash equivalents was $3,121,000 and $12,282,000 for the three months ended March 31, 1995 and 1994, respectively. Such net increases reflect net cash used in operating, investing and financing activities.

Net cash used in operations was $3,129,000 and $10,973,000 for the three months ended March 31, 1995 and 1994, respectively. This fluctuation between years is primarily a result of payments for reclamation activities for retained properties and retained obligations related to the sale of certain coal subsidiaries to Pittston. In addition, the fluctuation reflects other changes in working capital items whereby increases in net working capital would cause a decline in net cash provided by operating activities. Such other changes consist of a $1,499,000 increase in accounts receivable, a $3,405,000 decrease in accrued expenses and a $1,217,000 decrease in accounts payable. During the three months ended March 31, 1994, such other changes consisted of a $16,578,000 increase in accounts receivable and a $5,753,000 decrease in accrued expenses, net of a $7,123,000 increase in accounts payable.

Net cash provided by investing activities was $2,213,000 and $171,233,000 for the three months ended March 31, 1995 and 1994, respectively. The March 31, 1995 amount primarily consists of proceeds of $8,717,000 from the sale of assets and $7,100,000 from the sale of investments, net of property, plant and equipment purchases of $13,604,000. The March 31, 1994 amount primarily consists of net proceeds of $185,074,000 from the sale of coal subsidiaries, net of investment purchases of $5,000,000 and property, plant and equipment purchases of $9,215,000.

Net cash provided by (used in) financing activities was $4,037,000 and $(147,978,000) for the three months ended March 31, 1995 and 1994, respectively. The March 31, 1995 amount primarily represents borrowings of long-term debt of $5,817,000 and borrowings on the Company's revolving line of credit of $2,500,000, net of $4,005,000 repayments of long-term debt. The March 31, 1994 amount primarily represents a $125,000,000 payment for the retirement of the Company's senior secured notes and net repayments on the Company's lines of credit of $21,942,000, net of proceeds from the issuance of long-term debt of $7,477,000.

Net working capital as of March 31, 1995 was approximately $2,022,000, compared to approximately $81,000 as of December 31, 1994. This increase is primarily attributable to proceeds from the sale of assets and proceeds from the sale of investments in addition to increases in accounts receivable and decreases in accounts payable and accrued expenses.

As of March 31, 1995, the Company had approximately $24,979,000 available under financing agreements, including $8,191,000 remaining under its coal line of credit, secured by certain accounts receivable, coal inventory and certain mining equipment, bearing interest at prime, and $16,788,000 remaining under its environmental line of credit, secured by substantially all of its environmental assets, bearing interest at prime plus 3/4%.

During the first quarter of 1995, the Company entered into a sale/leaseback transaction whereby the Company sold a highwall mining machine for approximately $4,000,000 and leased it back from the purchaser. The Company has successfully financed the construction of three additional highwall mining machines in previous years through sale/leaseback arrangements. The Company expects that it will continue to be able to use this method to finance the construction of future highwall mining machines.

Assets held for sale at March 31, 1995 was $13,746,000, which represents the Company's citrus operations. Assets held for sale at December 31, 1994 was $16,605,000. This amount consisted of approximately $13,400,000 related to the Company's citrus operations and approximately $3,200,000 invested in a corporate jet. The corporate jet was sold for $4,125,000 during the first quarter of 1995. Approximately $3,200,000 of the proceeds from this sale were used to reduce outstanding debt on the aircraft. The sale of the citrus operations may also generate cash for the Company.

During 1994, the Company acquired a landfill near Macon, Georgia. The existing landfill operation is permitted to accept construction and demolition waste and certain industrial wastes. A new permit allowing the landfill to accept municipal solid waste was issued in June 1994 and was appealed. The appellate court remanded the permit to the Georgia Environmental Protection Department for further consideration. Once the permit is nonappealable, an additional payment of approximately $3.6 million will be made to the seller.

The Company has various operating leases for mining and other equipment. The Company also leases certain coal reserves which require minimum annual royalties to be paid regardless of the amount of coal mined. Approximate noncancellable minimum payments for the following twelve month period under the operating leases total $6,928,000 and minimum royalties related to leases total $1,395,000.

The Company has experienced lower-than-expected ore grades and other start up problems at its gold mine project. During 1994, the Company's gold mining subsidiary entered into a loan agreement guaranteed by the Company pursuant to which $9,330,000 was borrowed to finance the development of the project. Following an amendment to the agreement extending the repayment terms by one quarter, the loan matures in January, 1997 and is repayable in varying quarterly installments of principal and interest which may be made in cash or gold, beginning with 16% of the principal amount due on October 31, 1995, and approximately 31% of the principal amount due on January 31, 1996. Although the Company at this time expects the project will be profitable, if the Company were unable to successfully operate its gold mining project and also could not renegotiate its gold loan agreement if necessary, a default under this agreement and potential defaults triggered thereby under other financing arrangements would cause a significant deficiency in the Company's liquidity.

There are certain environmental contingencies related to the Company's coal operations and integrated solid waste disposal system operations, primarily land reclamation obligations and landfill closure obligations, respectively. Under current federal and state surface mining laws, the Company is required to reclaim land where surface mining operations are conducted. Accruals for the estimated cost of restoring the land are provided as mining takes place, based upon engineering estimates of costs. The Company also estimates and records its costs associated with closure and post-closure monitoring and maintenance for operating landfills based upon relevant government regulations. Accruals for these closure and post-closure costs are provided as permitted airspace of the landfill is consumed. The Company revises its estimates on a periodic basis.
As of March 31, 1995, the Company had accrued expenses for reclamation and closure costs of approximately $12,958,000. Because of the long-term nature of these obligations, there is a possibility that such obligations, when ultimately paid, may differ substantially from the recorded accrued expense, thus affecting the Company's liquidity. Considering the existing accruals with respect to the Company's landfills at March 31, 1995, approximately $58 million of additional accruals are to be provided over the remaining lives of these facilities. Such additional accruals to be provided have been estimated on current costs and existing regulatory requirements and assume that the landfills will be filled to capacity. Due to uncertainties and significant judgments used in determining the amounts of additional accruals to be provided, the actual amounts to be expended may differ substantially.

In 1990, the Company implemented a self-insurance program to cover most of its employees for workers' compensation, including black lung benefits. Black lung expense is being provided, based upon a recent actuarial study, over the estimated remaining working lives of the miners using accounting methods similar to that of a defined benefit pension plan. Benefits provided are subject to federal and state law and, thus, are not under the control of the Company. As of March 31, 1995, the Company had a reserve for workers' compensation, including black lung benefits, of approximately $4,154,000. Because of the long-term nature of these obligations, there is a possibility that workers' compensation (including black lung) obligations, when ultimately settled and paid, may differ substantially from the recorded balance and thus affect the Company's liquidity.

The Company believes that its present financial condition, considering the funds available under the existing financing agreements and internal financial resources, and assuming the Company's continuing ability to finance the construction of highwall mining machines using a sale/leaseback arrangement, provides adequate capital reserves and liquidity.

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

         None.

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

Item 5.  Other Information.
         -----------------

         None.

Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

         (a)  List of Exhibits Filed.
              ----------------------

              Exhibit 27. Financial Data Schedule.

         (b)  Reports on Form 8-K.
              --------------------

              During the quarter ended March 31, 1995, the Company filed a Form 8-K Current Report dated March 1, 1995 concerning Item 5, Other Events reporting the proposal by Larry Addington, Robert Addington and Bruce Addington to purchase the Company's non-environmental businesses.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     ADDINGTON RESOURCES, INC.
                                     (Registrant)



Date:  May 12, 1995                  By:  /s/ Larry Addington
     ----------------------------       ----------------------------------------
                                          Larry Addington
                                          Chief Executive Officer, Director



Date:  May 12, 1995                  By:  /s/ R. Douglas Striebel
     ----------------------------       ----------------------------------------
                                          R. Douglas Striebel
                                          Vice President and
                                          Chief Financial Officer