Form 10-Q
period 1995-06-30
ADDINGTON RESOURCES INC
filed 1995-08-21
CIK 810665

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-Q

        X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      -----THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended        June 30, 1995
                                    ----------------------------
                                   OR

      _____TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ____________ to ____________

                       Commission file number 0-16498
                                              -------

                           ADDINGTON RESOURCES, INC.
      --------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                  DELAWARE                               61-1125039
      --------------------------------------------------------------------
        (State or other jurisdiction              (IRS Employer ID Number)
      of incorporation or organization)

                             1500 N. Big Run Road
                              Ashland, KY  41102
      --------------------------------------------------------------------
                   (Address of principal executive offices)

       Registrant's telephone number,
            including area code                       (606) 928-3433
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

          Outstanding at August 13, 1995 - 15,923,651 shares
          ------------------------------

                   ADDINGTON RESOURCES, INC. AND SUBSIDIARIES
                   ------------------------------------------

                                     INDEX
                                     -----



                                                        Page No.
                                                        --------

     PART I.  Consolidated Financial Information

         ITEM 1.   Financial Statements

             Consolidated Balance Sheets as of
               June 30, 1995 (Unaudited) and
               December 31, 1994                           3-4

             Consolidated Statements of Operations
               (Unaudited) Three Months and Six Months
               Ended June 30, 1995 and 1994                5-6

             Consolidated Statements of Cash Flows
               (Unaudited) Six Months Ended
               June 30, 1995 and 1994                      7-8

             Notes to Consolidated Financial
               Statements (Unaudited)                      9-16

         ITEM 2.   Management's Discussion and Analysis
                     of Financial Condition and Results
                     of Operations                        17-28


     PART II.  Other Information                          29-30

     SIGNATURES                                             31

ITEM 1

                   ADDINGTON RESOURCES, INC. AND SUBSIDIARIES
                   ------------------------------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                                    ASSETS
                                    ------

                                                           June 30,    December 31,
                                                             1995          1994
                                                           --------    ------------
                                                         (Unaudited)
                                                              (in thousands)
CURRENT ASSETS:
 Cash and cash equivalents                                  $  1,090     $  3,469
 Short term investments                                        4,212        8,474
 Accounts receivable                                          29,999       18,944
 Inventories                                                   7,835        6,495
 Prepaid expenses and other                                    4,288        2,776
                                                            --------     --------

  Total current assets                                        47,424       40,158
                                                            --------     --------

PROPERTY, PLANT AND EQUIPMENT, at cost                       197,900      182,835
 Less - Accumulated depreciation                             (30,910)     (28,962)
                                                            --------     --------

                                                             166,990      153,873
                                                            --------     --------

ASSETS HELD FOR SALE                                          14,203       16,605

RESTRICTED CASH                                                5,545        4,437

OTHER                                                          5,158        8,008
                                                            --------     --------

  Total assets                                              $239,320     $223,081
                                                            ========     ========

                  ADDINGTON RESOURCES, INC. AND SUBSIDIARIES
                  ------------------------------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

                                             June 30,  December 31,
                                               1995        1994
                                             --------  ------------
                                           (Unaudited)
                                                 (in thousands)
CURRENT LIABILITIES:
 Accounts payable                            $ 16,589    $ 14,049
 Revolving line of credit                       1,900       4,200
 Current portion of long-term debt             11,171       7,257
 Accrued expenses and other                    14,265      13,392
 Current portion of deferred income taxes       1,731       1,179
                                             --------    --------

   Total current liabilities                   45,656      40,077
                                             --------    --------

NON-CURRENT LIABILITIES:
  Long-term debt, less current portion         43,113      41,118
  Other long-term liabilities                  18,395      18,921
  Deferred income taxes                         4,031       2,744
                                             --------    --------

   Total non-current liabilities             $ 65,539    $ 62,783
                                             --------    --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, $1.00 par value;
    30,000,000 shares authorized, 15,921,801
    and 15,852,851 shares outstanding at
    June 30, 1995 and December 31, 1994,
    respectively                               15,922      15,853
  Paid-in capital                              84,692      83,789
  Retained earnings                            27,511      20,579
                                             --------    --------

    Total stockholders' equity                128,125     120,221
                                             --------    --------

    Total liabilities and
      stockholders' equity                   $239,320    $223,081
                                             ========    ========

                  ADDINGTON RESOURCES, INC. AND SUBSIDIARIES
                  ------------------------------------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                                  (Unaudited)

                                     THREE MONTHS ENDED     SIX MONTHS ENDED
                                    -------------------   -------------------
                                     June 30,  June 30,    June 30,  June 30,
                                      1995      1994        1995       1994
                                     (in thousands, except per share amounts)
REVENUES:
 Mining                             $ 28,322   $ 26,444   $ 53,559   $ 58,764
 Environmental                        14,111      8,867     25,001     15,718
 Other                                10,419        227     11,116        655
                                    --------   --------   --------   --------

                                      52,852     35,538     89,676     75,137
                                    --------   --------   --------   --------
COSTS AND EXPENSES:
 Cost of operations                   30,646     28,108     59,569     59,907
 Depreciation and
  amortization                         3,610      2,168      6,249      3,712
 Selling, general and
  administrative                       4,417      3,025      7,521      5,143
                                    --------   --------   --------   --------

                                      38,673     33,301     73,339     68,762
                                    --------   --------   --------   --------

INCOME FROM OPERATIONS                14,179      2,237     16,337      6,375
                                    --------   --------   --------   --------

INTEREST AND OTHER INCOME
(EXPENSE):
 Interest income                         182        353        322        382
 Interest expense                       (396)      (130)      (746)      (155)
 Gain (loss) on sale
  of subsidiaries                     (5,285)         -     (5,285)       118
 (Loss) gain on sale
  of assets                             (682)        22        195        (59)
 Other, net                             (491)      (108)      (471)      (168)
                                    --------   --------   --------   --------

                                      (6,672)       137     (5,985)       118
                                    --------   --------   --------   --------
 Income before income
  tax provisions                       7,507      2,374     10,352      6,493
                                    --------   --------   --------   --------

INCOME TAX PROVISIONS:
 Federal                               1,985        712      2,733      1,712
 State                                   530        119        687        369
                                    --------   --------   --------   --------

                                       2,515        831      3,420      2,081
                                    --------   --------   --------   --------

 Net income                         $  4,992   $  1,543   $  6,932   $  4,412
                                    ========   ========   ========   ========

                  ADDINGTON RESOURCES, INC. AND SUBSIDIARIES
                  ------------------------------------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                                  (Unaudited)

                         THREE MONTHS ENDED    SIX MONTHS ENDED
                         ------------------   ------------------
                         June 30,  June 30,   June 30,  June 30,
                          1995       1994       1995      1994
                         --------  --------   --------  --------
                        (in thousands, except per share amounts)

NET INCOME PER SHARE       $.31      $.10        $.43      $.27
                           ====      ====        ====      =====

Equivalent shares of
 stock outstanding       16,224    16,100      16,127    16,056
                         ======    ======      ======    =======

                   ADDINGTON RESOURCES, INC. AND SUBSIDIARIES
                   ------------------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (Unaudited)

                                                          SIX MONTHS ENDED
                                                      -------------------------
                                                      June 30,      June 30,
                                                        1995          1994
                                                      ---------  --------------
                                                            (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                          $  6,932        $  4,412
                                                      --------        --------
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                      6,249           3,712
      (Gain) loss on sale of assets                       (195)             59
      Loss (gain) on sale of subsidiaries                5,285            (118)

  Change in assets and liabilities, net of effects
    from acquisitions and disposals:
    (Increase) decrease in:
      Accounts receivable                              (10,890)        (14,447)
      Inventories                                         (672)           (757)
      Prepaid expenses and other assets                     70           1,372
      Other assets                                      (1,725)         (1,481)
    Increase (decrease) in:
      Accounts payable                                   3,450           3,603
      Accrued expenses and other liabilities             1,602         (10,792)
      Deferred income taxes                              1,838           1,040
                                                      --------        --------

          Total adjustments                              5,012         (17,809)
                                                      --------        --------

          Net cash provided by (used in)
            operating activities                        11,944         (13,397)
                                                      --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of assets                           5,824           1,581
  Proceeds from sale of coal subsidiaries,
    net of disposition costs                                 -         185,074
  Decrease (increase) in short-term investments          4,262          (9,000)
  Acquisition of environmental companies,
    net of cash acquired                                     -          (2,057)
  Additions to property, plant and equipment           (27,790)        (25,919)
                                                      --------        --------

          Net cash (used in) provided by
            investing activities                      $(17,704)       $149,679
                                                      --------        --------

                   ADDINGTON RESOURCES, INC. AND SUBSIDIARIES
                   ------------------------------------------

               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
               -------------------------------------------------
                                  (Unaudited)

                                                      SIX MONTHS ENDED
                                                   -----------------------
                                                   June 30,      June 30,
                                                     1995          1994
                                                   ---------     ---------
                                                        (in thousands)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of long-term debt                       $10,564       $  14,148
  Repayments of long-term debt                      (4,655)       (134,218)
  Borrowings (repayments) on revolving
    lines of credit                                 (2,300)        (19,942)
  Issuance of common stock                              47             341
  Financing costs incurred                            (275)            (92)
                                                   -------       ---------
          Net cash provided by (used in)
            financing activities                     3,381        (139,763)
                                                   -------       ---------
          Net decrease in cash
            and cash equivalents                    (2,379)         (3,481)
CASH AND CASH EQUIVALENTS, beginning of period       3,469          13,744
                                                   -------       ---------

CASH AND CASH EQUIVALENTS, end of period           $ 1,090       $  10,263
                                                   =======       =========

Note: For purposes of these statements, the Company and its subsidiaries consider short-term investments having maturities of three months or less at the time of purchase to be cash equivalents.

The cash amounts of interest and income taxes paid by the Company and its subsidiaries during the six months ended June 30, 1995 and 1994 are as follows:

                                                     1995      1994
                                                    ------     ----
                                                     (in thousands)
       Interest, including amounts capitalized of
         approximately $1,344,000 and $537,000,
         respectively                               $2,090     $692
       Income taxes                                    658       56

During the six months ended June 30, 1995, the Company issued 62,700 shares of common stock in connection with the exercise of stock grants which were issued to employees. The issuance of common stock in connection with the exercise of stock grants increased paid in capital by $862,125 and increased common stock by $62,700 for the six months ended June 30, 1995 (see Note 8 to the consolidated financial statements). During the six months ended June 30, 1994, the Company wrote off certain assets of approximately $9.5 million against previously established contingency reserves and other accruals recorded in connection with the Company's de-emphasis on its mining operations (see Note 2 to the consolidated financial statements). Such non-cash activity has been excluded from the above statements of cash flows.

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

     The accompanying consolidated financial statements as of June 30, 1995 and 1994 include the accounts of Addington Resources, Inc. (the Company) and its wholly-owned direct and indirect subsidiaries.

     In the opinion of management, the accompanying consolidated unaudited financial statements include all adjustments necessary to present fairly the Company's financial position as of June 30, 1995 and results of operations for the six months ended June 30, 1995 and 1994. All adjustments were of a normal recurring nature. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.

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

     In addition to the sale of the five coal subsidiaries, the Company also entered into a coal supply contract with Pittston for the sale of 4,920,000 tons over 3-1/2 years at a base price of $26 per ton. During the second quarter of 1995, the Company agreed to accept a $3.8 million payment from Pittston to reduce the remaining tons to be sold to

Pittston by 33%. The expiration date of this contract remains the same; however, the monthly tonnage sold to Pittston by the Company has been reduced from 120,000 tons to 80,000 tons. This $3.8 million payment is reflected in mining revenues in the accompanying statement of operations for the three months and six months ending June 30, 1995.

Other terms of the transaction to sell the five coal subsidiaries included the Company receiving a $1 per ton production royalty for coal produced from certain West Virginia properties sold to Pittston with a minimum royalty of $100,000 per month, a maximum aggregate royalty in any one year of $1.5 million, and a maximum aggregate royalty under the agreement of $3.75 million. During the first quarter of 1995, the Company agreed to accept a $1.8 million payment from Pittston to buy out the estimated $2 million remaining royalty payments under this agreement. This $1.8 million royalty payment is reflected in mining revenues in the accompanying statements of operations for the six months ending June 30, 1995. The Company will also pay Pittston a royalty of $0.50 per ton of coal produced by two retained highwall mining machines for 3-1/2 years.

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

     After the transaction discussed above, the Company continued to own and operate four eastern Kentucky mines with estimated annual production capacity of 3,000,000 tons per year. During 1994, the Company opened additional mines located near these four retained mines and closed two of the retained mines. The Company also owns coal reserves in Tennessee through its wholly-owned subsidiary, Tennessee Mining, Inc.

3.   Sale of Australian Mining Technology Patents-
     --------------------------------------------

     During the second quarter of 1995, the Company entered into a mining technology exchange agreement with BHP Australia Coal Pty Ltd. (BHPAC). The agreement provides for the sale of the Company's Australian patents on highwall mining machines and certain other related technology. BHPAC will restrict its use of the highwall mining technology to Australia and its own mining equipment and operations. The agreement does not restrict the right of the Company to license and use the technology worldwide, except for certain restrictions on its use in Australia.

     The Company also entered into a contract mining agreement with BHPAC to mine coal reserves located at BHPAC's Moura Mine in Queensland, Australia. In addition, the Company entered into an agreement with BHPAC and Joy Technologies, Inc. (Joy) that provides for the exchange of certain information related to developments in the highwall mining technology. The Company and Joy have previously entered into a licensing agreement for the manufacture and marketing of highwall mining machines using highwall mining technology invented by the Company. This agreement with Joy will remain in force although the Company will not receive any payments from Joy related to coal production by BHPAC using highwall mining machines. Joy consented to the sale of technology by BHPAC.

     In consideration of the transfer of the patents and related technology, the Company received $10 million upon execution of the agreement and will receive an additional $4 million following the Company's initial successful mining of coal at the contract mining operation at the Moura Mine. BHPAC has also agreed to reimburse the Company up to $1 million for equipment used by the Company in its contract mining operations at the Moura Mine. Although no assurances can be given, the Company expects to be contract mining at the Moura Mine by the end of 1995.

     The agreement also provides for contingent payments to the Company of $3 million upon the satisfaction of certain production requirements related to BHPAC's use of a highwall mining system incorporating the Company's technology.

     The Company recorded $10 million in mining revenues and accounts receivable and approximately $1 million of administrative expenses related to this transaction in the accompanying June 30, 1995 financial statements.

4.   Addwest Minerals, Inc.-
     ----------------------

     Addwest Minerals, Inc. (Addwest) is a wholly-owned subsidiary of the Company and is a development stage enterprise which was organized to mine, extract and market precious and industrial metals. Currently, gold and silver operations are being developed in Arizona and Alaska. Since the inception of significant development activities, Addwest has primarily been involved in planning, obtaining financing, acquiring assets and developing mines. All costs related to these activities have been capitalized as mine development costs in the accompanying financial statements. Costs incurred by Addwest which do not specifically relate to these activities have been expensed in the accompanying statements of operations.

     As a development stage enterprise, Addwest has made a significant investment in long-term assets, carried at cost, which were acquired or developed in order to commence operations. However, successful future operations of Addwest are subject to substantial uncertainties, including the quantity of economically recoverable reserves, regulatory legislation, and the ability of Addwest to successfully mine and market the minerals. The realization of Addwest's investment is dependent upon the success of its exploration and future operations. Also, additional time is likely to elapse before significant revenues are realized. During this time, Addwest may require additional financing or refinancing of its existing debt, which may not be available on favorable terms.

     On June 26, 1995, the Company agreed in principle to sell the stock of Addwest to Cornucopia Resources Ltd. (Cornucopia). Terms of the agreement in principle include payment to the Company of approximately $7 million in cash (subject to certain adjustments which, as of June 30, 1995, would result in a reduction of approximately $3.7 million), the issuance of 6 million restricted shares of Cornucopia's common stock, the assumption of all obligations under the Addwest gold loan agreement with N.M. Rothschild & Sons Ltd. in an amount equal to approximately $9,330,000, and payment to the Company of up to $6 million in the form of a 5% net smelter royalty interest on Addwest's Alaskan properties. The net smelter royalty may be converted by either party into the right to receive additional shares of Cornucopia common stock upon certain terms and conditions. As of June 30, 1995, the Company had invested approximately $24,600,000 in the projects to be sold, including amounts drawn under the Rothschild loan and approximately $537,000 of other obligations to be assumed by Cornucopia. The agreement in principle provides that Addwest will have no continuing liabilities at the closing, except for the Rothschild loan and ongoing commitments under existing property/lease agreements.

     Completion of the transaction is conditioned upon, among other items, negotiation and execution of a definitive purchase agreement, approval by the shareholders of Cornucopia, successful completion by Cornucopia of its due diligence investigation, receipt of financing by Cornucopia, and the receipt of necessary regulatory approvals and consents on terms acceptable to the parties, including a release of the guarantee by the Company of obligations under the Rothschild gold loan agreement. The Company has recorded a $5.3 million loss on the sale of this subsidiary in the accompanying June 30, 1995 financial statements in connection with this proposed transaction. Based on discussions with Cornucopia, there can be no assurance that the sale will be consummated on the terms contemplated, nor that the loss ultimately recorded on the disposition of this subsidiary will not be significantly greater than the $5.3 million loss reflected in the June 30, 1995 financial statements. The Company is reviewing its alternatives in the event that the sale to Cornucopia is not consummated.

5.   Inventories-
     -----------

     As of June 30, 1995 and December 31, 1994 inventories consisted of:

                                  June 30,    December 31,
                                    1995          1994
                                 -----------  ------------
                                 (Unaudited)
                                      (in thousands)
          Coal                      $4,790       $4,131
          Supplies and parts         2,935        2,364
          Gold and silver              110            -
                                    ------       ------

                                    $7,835       $6,495
                                    ======       ======

6.   Commitments and Contingencies-
     -----------------------------

     (a)  Coal Sales Contracts-
     -------------------------

     As of June 30, 1995, the Company has commitments to deliver scheduled base quantities of coal annually to three customers under three coal sales contracts. One contract expires in 1996, one expires in 1997 and one expires in 2005. The contracts call for the Company to supply a minimum of
     11.1 million tons over the remaining lives of the contracts at prices which are at or above market. Certain of the contracts have sales price adjustment provisions, subject to certain limitations and adjustments, based on changes in specified production costs.

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

     (d) Landfill Acquisitions-
     -------------------------

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

7.   Related-Party Transactions-
     --------------------------

     The Company has dealt with certain companies or individuals which are related parties either by having stockholders in common or because they are controlled by stockholders/officers or by relatives of stockholders/ officers of the Company. The Company recorded various expenses to related parties consisting of approximately $5,222,000 and $3,430,000 for trucking services for the six month periods ending June

     30, 1995 and 1994, respectively, office rent of $55,000 for the six month periods ending June 30, 1995 and 1994, and flight fees of $184,300 for the six months ended June 30, 1995.

     The Company had amounts payable to related parties of $574,000 and $298,000 as of June 30, 1995 and December 31, 1994, respectively. (See Note 10 to the consolidated financial statements concerning potential additional related party transactions.)

8.   Stockholders' Equity-
     --------------------

     During the six months ended June 30, 1994 and 1995, 28,800 and 6,250 shares, respectively, of common stock were issued in connection with the exercise of stock options. During the six months ended June 30, 1994, 148,673 shares of common stock were issued in connection with the acquisition of a landfill company. In accordance with the landfill acquisition agreement, in early June 1995, the Company received a request from the holder of these shares of common stock that the Company register them for resale. The agreement provides that under certain conditions the Company is obligated to the holder for the difference, if any, between the per share market price on the date of receipt of the holder's request for registration (approximately $13.75 per share) and the per share market price on the date immediately preceding the effective date of the registration statement for resale. Because of the pending March 1 proposal, the Company has not yet filed the requested registration statement (see
     Note 10 to the consolidated financial statements). During the six months ended June 30, 1995, 62,700 shares of common stock were issued in connection with stock grants being exercised which were issued to employees in 1989. These stock grants specified that the recipient of the stock grant must remain employed by the Company for 5 years from the date of the grant in order to exercise the grant. As a result of these options and grants being exercised and shares being issued, common stock increased $177,473 and $68,950, respectively, and paid-in capital increased $2,244,749 and $902,750, respectively, during the six months ended June 30, 1994 and 1995.

9.   Assets Held for Sale-
     --------------------

     Assets held for sale at June 30, 1995 include the Company's citrus operations in Belize. Assets held for sale at December 31, 1994 include the Company's citrus operations in Belize and a corporate jet. In February 1995, the Company sold the corporate jet.

10.  Withdrawal of Proposal to Purchase Non-Environmental Businesses
     ---------------------------------------------------------------
     and Reconstitution of the Company's Board of Directors-
     ------------------------------------------------------

     On March 1, 1995, the Company received an offer from a group of senior management (who are or were also members of the Board of Directors and major shareholders) to purchase the Company's non-environmental businesses.

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

     On July 11, 1995, this offer was withdrawn and the Special Committee was disbanded. In connection with reviewing this proposed transaction, the Company incurred approximately $700,000 in legal and professional fees, which are recorded as other expense in the accompanying June 30, 1995 financial statements.

     On August 4, 1995, the Company appointed four new members to its Board of Directors and accepted the resignation of one of the existing members of the Board of Directors.

     The Company also stated that it was the intention of the reconstituted Board of Directors that the Company focus solely on its environmental businesses. To that end, the Board intends to pursue the prompt but prudent sale of the Company's non-environmental businesses, with the net proceeds from such sales being deployed to expand the Company's environmental operations.

     On August 15, 1995, Bruce Addington resigned from the Board of Directors of the Company.

ITEM 2

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Recent Developments
-------------------

On March 1, 1995, the Company received a proposal from Larry Addington, Robert Addington, and Bruce Addington to purchase the Company's non-environmental businesses. Subject to certain conditions contained in the offer, the Addington brothers proposed to the Company to exchange the shares of the Company's common stock owned by the Addington brothers (approximately 45% of the Company's outstanding shares), $5 million cash, and other consideration for the Company's coal and gold mining operations, its mining equipment manufacturing and licensing unit, citrus operations and smaller operations. The Company's Board of Directors authorized a special committee comprised of the Company's outside directors to evaluate the proposal. On April 3, 1995, the Board of Directors also authorized the special committee to manage the business and affairs of the Company's environmental operations. On July 11, 1995, this offer was withdrawn and the Special Committee was disbanded. In connection with reviewing this proposed transaction, the Company incurred approximately $700,000 in legal and professional fees.

On August 4, 1995, the Company appointed four new members to its Board of Directors, Howard P. Berkowitz (Chairman), Richard Ravitch, James Grosfeld and Harold Blumenstein, and accepted the resignation of Robert Addington from the current Board. With these changes, the reconstituted Board of Directors consisted of eight members: Larry Addington, Bruce Addington, Jack C. Fisher, Carl R. Whitehouse, and the four new members.

The Board changes follow the execution of a definitive agreement on August 4, 1995 between Larry, Bruce and Robert Addington for their sale of an aggregate of 2,000,000 shares of the Company's common stock to HPB Associates, L.P., of which Howard Berkowitz is managing general partner and Messrs. Ravitch and Blumenstein are limited partners. HPB Associates, L.P. purchased 577,003 of these shares on August 4, 1995, with the balance of the purchase to occur following Hart-Scott-Rodino clearance.

On August 15, 1995, Bruce Addington resigned from the Board of Directors.

The Company also stated that it was the intention of the reconstituted Board of Directors that the Company focus solely on its environmental businesses. To that end, the Board intends to pursue the prompt but prudent sale of the Company's non-environmental businesses, with the net proceeds from such sales being deployed to expand the Company's environmental operations.

                             RESULTS OF OPERATIONS
                             ---------------------

          Quarter Ended June 30, 1995 Compared With Same Period In 1994
          -------------------------------------------------------------


Net income during the quarter ended June 30, 1995 was $4,992,000 or $.31 per share, compared to net income of $1,543,000 or $.10 per share for the comparable quarter of 1994. Included in net income for the quarter ended June 30, 1995, was $9 million of pre-tax income from the sale of its Australian mining technology patents.

Environmental revenues and income from operations for the three months ended June 30, 1995 and 1994, respectively, are comprised of the following (in thousands):

                   Landfill       Waste Collection        Total
                  Operations          Services        Environmental
                ---------------  ------------------  ---------------
                        For the three months ended June 30,
                ----------------------------------------------------
                 1995     1994     1995      1994     1995     1994
                -------  ------  --------  --------  -------  ------

Revenues        $10,766  $6,316   $3,345    $2,551   $14,111  $8,867
Income from
  operations      3,827   2,369     (435)     (722)    3,392   1,647
Tonnage
  received          476     262

The primary reason for the substantial increases in total environmental revenues and income from operations is an increase in tons of waste received from 262,000 tons during the three months ended June 30, 1994 to 476,000 tons during the three months ended June 30, 1995. This increase in tons is primarily attributable to the Company operating 10 landfills as of June 30, 1995, compared to operating 7 landfills as of June 30, 1994. While it is common industry practice, the Company does not allow a discount on its waste collection services for waste delivered to Company landfills.

The Company's direct mining revenues decreased from $24,779,000 in the second quarter of 1994 to $24,239,000 in the second quarter of 1995. Included in mining revenues during the second quarter of 1995 is $3.8 million related to the sale of a portion of a coal contract to Pittston during the second quarter of 1995 (see Note 2 to the consolidated financial statements). During the second quarter of 1995, tons of coal sold declined from 906,000 tons sold during the second quarter of 1994 to 735,000 tons sold during the second quarter of 1995. The decline in tons sold is primarily attributable to the expiration of a western Kentucky coal contract that was in existence during the second quarter of 1994 but no longer in existence during the second quarter of 1995. The Company shipped 157,000 tons from western Kentucky under this contract during 1994. The Company experienced an increase in average sales price per ton from $26.11 recognized in the second quarter of 1994 to $27.03 per ton recognized in the second quarter of 1995. The average sales price per ton increased during the second quarter of 1995 compared to the second quarter of 1994 primarily due to a higher percentage of the Company's tonnage being placed on higher priced contract sales during the second quarter of 1995 as compared to the second quarter of 1994. The Company's coal mining operations generated income from operations of $3.1 million during the second quarter of 1995 compared to $1.8 million during the second quarter of 1994. This improvement in income from operations is primarily due to the increase in the average sales price per ton, coupled with reduced operating cost.

The Company's contract highwall mining operations generated revenues of $4.1 million during the second quarter of 1995, compared to revenues of $1.7 million during the second quarter of 1994. The contract highwall mining operations generated a loss from operations during the second quarter of 1995 of $299,000, compared to loss from operations of $12,000 for the second quarter of 1994. The Company has recently established new criteria with respect to the evaluation of contract mining opportunities, but there can be no assurance that these new criteria will result in successful contract mining operations in the future.

During the second quarter of 1995, the Company recorded $10 million of revenue and $9 million of income from operations from the sale of its Australian mining technology patents (see Note 3 to the consolidated financial statements). The Company also generated other revenue during the second quarter of 1995 of $419,000 related to the highwall mining system licensing agreement with Joy. During the second quarter of 1994, other revenue of $227,000 was generated from the highwall mining licensing agreement.

As a percentage of total revenues, cost of operations decreased from 79% for the second quarter of 1994 to 58% for the second quarter of 1995. This decrease is primarily a result of an increase in revenues from the sale of its Australian mining technology patents (see Note 3 to the consolidated financial statements), along with improved operating results at the Company's environmental and coal operations. Excluding revenues from the sale of the Australian mining technology patents, cost of operations for the second quarter of 1995 would have been 72% of total revenues.

Depreciation and amortization increased from $2,168,000 in the second quarter of 1994 to $3,610,000 in the second quarter of 1995. This 67% increase is primarily attributable to an increase in environmental depreciable assets and depreciation from certain mining equipment purchased during December, 1994 which had previously been leased.

Selling, general and administrative expenses increased from $3,025,000 during the second quarter of 1994 to $4,417,000 during the second quarter of 1995. This 46% increase is primarily attributable to an increase in the environmental division's selling, general and administrative expenses due to additional landfills being opened since June 30, 1994, along with $1 million of administrative expenses incurred related to the sale of its Australian mining technology patents during the second quarter of 1995.

Interest income decreased from $353,000 during the second quarter of 1994 compared to $182,000 during the second quarter of 1995. This decrease is due to a decrease in the average amount of short-term investments outstanding partially offset by an increase in the interest rate yields on short-term investments during the second quarter of 1995.

Interest expense increased from $130,000 during the second quarter of 1994 to $396,000 during the second quarter of 1995. This increase is primarily due to an increase in long-term debt outstanding related to buying coal mining equipment that had previously been leased. The amount of interest capitalized for the three months ended June 30, 1995 and 1994 was $743,000 and $299,000, respectively.

Loss on sale of subsidiaries was $5.3 million during the second quarter of 1995. Loss from the sale of subsidiaries was incurred in connection with the proposed disposition of Addwest Minerals, Inc. (see Note 4 to the consolidated financial statements).

The Company's effective tax rate during the second quarter of 1995 was 34% and remained relatively unchanged as compared to the 35% tax rate recognized during the second quarter of 1994.


       Six Months Ended June 30, 1995 Compared With Same Period In 1994
       ----------------------------------------------------------------


Net income during the six months ended June 30, 1995 was $6,932,000 or $.43 per share, compared to net income of $4,412,000 or $.27 per share for the comparable quarter of 1994.

Environmental revenues and income from operations for the six months ended June 30, 1995 and 1994, respectively, are comprised of the following (in thousands):

                    Landfill      Waste Collection       Total
                   Operations         Services       Environmental
                ----------------  ----------------  ----------------
                         For the six months ended June 30,
                ----------------------------------------------------
                 1995     1994     1995     1994     1995     1994
                -------  -------  ------  --------  -------  -------

Revenues        $18,648  $11,003  $6,353    $4,715  $25,001  $15,718
Income from
  operations      6,294    3,874    (837)   (1,207)   5,457    2,667
Tonnage
  received          797      495

The primary reason for the substantial increases in total environmental revenues and income from operations is an increase in tons of waste received from 495,000 tons during the six months ended June 30, 1994 to 797,000 tons during the six months ended June 30, 1995. The increase in tons is primarily attributable to the Company operating 10 landfills as of June 30, 1995, compared to operating 7 landfills as of June 30, 1994. While it is common industry practice, the Company does not allow a discount on its waste collection services for waste delivered to Company landfills.

The Company's direct mining revenues decreased from $56,094,000 during the six months ended June 30, 1994 to $45,982,000 during the six months ended June 30, 1995. Included in mining revenues during the six months ended June 30, 1995 is $3.8 million related to the sale of a portion of a coal contract to Pittston during the second quarter of 1995 (see Note 2 to the consolidated financial statements). Tons of coal sold declined from 2,082,000 tons during the six months ended June 30, 1994 to 1,461,000 tons during the six months ended June 30, 1995. The decline in tons sold is primarily attributable to the sale of certain coal subsidiaries to Pittston on January 14, 1994 (see Note 2 to the consolidated financial statements) and due to the expiration of a western Kentucky coal contract that was in existence during the six months ended June 30, 1994 but no longer in existence during the six months ended June 30, 1995. The Company shipped 335,000 tons from western Kentucky under this contract during the six months ended June 30, 1994. The Company experienced an increase in average sales price per ton from $26.05 recognized during the six months ended June 30, 1994 to $26.96 per ton recognized during the six months ended June 30, 1995. The average sales price per ton increased during the six months ended June 30, 1995 compared to the six months ended June 30, 1994 primarily due to a higher percentage of the Company's tonnage being placed on higher priced contract sales during the six months ended June 30, 1995 as compared to the six months ended June 30, 1994. The Company's coal mining operations generated income from operations of $6.7 million during the six months ended June 30, 1995 compared to $5.1 million during the six months ended June 30, 1994. This improvement in income from operations is primarily due to the increase in the average sales price per ton, coupled with reduced operating costs. The Company has been able to reduce its operating costs by acquiring access to additional coal reserves which can be mined at lower cost and closing higher cost coal mines. The Company has been able to effectively replace the production coming from the higher cost jobs that have been closed with lower cost coal coming from new jobs which were started utilizing these new reserves.

The Company's contract highwall mining operations generated revenues of $7,574,000 during the six months ended June 30, 1995, compared to revenues of $2,669,000 for the six months ended June 30, 1994. The contract highwall mining operations generated a loss from operations during the six months ended June 30, 1995 of $3,508,000, compared to income from operations of $26,000 during the six months ended June 30, 1994. The Company has established new criteria with respect to the evaluation of contract mining opportunities, but there can be no assurance that these new criteria will result in successful contract mining operations in the future.

During the six months ended June 30, 1995, the Company recorded $10 million of revenue and $9 million of income from operations from the sale of its Australian mining technology patents (see Note 3 to the consolidated financial statements). The Company also generated other revenue during the six months ended June 30, 1995 of $1,116,000 related to the highwall mining system licensing agreement with Joy. During the six months ended June 30, 1994, other revenue of $655,000 was generated from the highwall mining licensing agreement.

As a percentage of total revenues, cost of operations decreased from 80% for the six months ended June 30, 1994 to 67% for the six months ended June 30, 1995. This decrease is primarily a result of an increase in revenues from the sale of its Australian mining technology patents (see Note 3 to the consolidated financial statements), along with improved operating results at the Company's environmental and coal operations.

Depreciation and amortization increased from $3,712,000 during the six months ended June 30, 1994 to $6,249,000 during the six months ended June 30, 1995. This 68% increase is primarily attributable to an increase in environmental depreciable assets and depreciation from certain mining equipment purchased during December, 1994 which had previously been leased.

Selling, general and administrative expenses increased from $5,143,000 during the six months ended June 30, 1994 to $7,521,000 during the six months ended June 30, 1995. This increase is primarily attributable to an increase in the environmental division's selling, general and administrative expenses due to additional landfills being opened since June 30, 1994, along with $1 million of administrative expenses incurred related to the sale of its Australian mining technology patents during the six months ended June 30, 1995.

Interest income was $382,000 during the six months ended June 30, 1994 and remained relatively unchanged as compared to $322,000 during the six months ended June 30, 1995.

Interest expense increased from $155,000 during the six months ended June 30, 1994 to $746,000 during the six months ended June 30, 1995. This increase is primarily due to an increase in long-term debt outstanding related to buying coal mining equipment that had previously been leased. The amount of interest capitalized for the six months ended June 30, 1995 and 1994 was $1,344,000 and $537,000, respectively.

Gain on sale of subsidiaries was $118,000 during the six months ended June 30, 1994, compared to a loss of $5,285,000 during the six months ended June 30, 1995. Loss from the sale of subsidiaries during the six months ended June 30, 1995 was incurred in connection with the anticipated disposition of Addwest Minerals, Inc. pursuant to an agreement in principle with Cornucopia Resources Ltd. Based on the Company's discussions with Cornucopia Resources Ltd., there can be no assurance that the sale will be consummated on the terms contemplated, nor that the loss ultimately recorded on the disposition of this subsidiary will not be significantly greater than the $5.3 million loss reflected in the June 30, 1995 financial statements (see Note 4 to the consolidated financial statements).

The Company's effective tax rate during the six months ended June 30, 1995 was 33% and remained relatively unchanged as compared to 32% during the six months ended June 30, 1994.

                              FINANCIAL CONDITION
                              -------------------

The Company's cash, cash equivalents and short-term investments totalled $5,302,000 at June 30, 1995, compared to $11,943,000 at December 31, 1994. This decrease is primarily due to the timing of accounts receivable collections and accounts payable payments, as well as the continuing investment in the Company's gold and highwall mining projects.

Accounts receivable at June 30, 1995 totalled $29,999,000, compared to the balance of $18,944,000 at December 31, 1994. This increase is due to the $10,000,000 receivable related to the sale of the Australian mining technology patents (see Note 3 to the consolidated financial statements).

Inventories increased from $6,495,000 at December 31, 1994, compared to $7,835,000 at June 30, 1995, primarily due to an increase in tons of coal in inventory at June 30, 1995.

Prepaid expenses and other at June 30, 1995 totalled $4,288,000, compared to the balance of $2,776,000 at December 31, 1994. This increase is primarily due to the timing of payments on prepaid insurance and other prepaid expenses.

Property, plant and equipment increased to $197,900,000 at June 30, 1995, compared to $182,835,000 at December 31, 1994. This 8% increase is primarily due to an increase in landfill and other environmental related development costs and costs capitalized in association with the development of the Company's gold mining project in Arizona.

Restricted cash increased from $4,437,000 at December 31, 1994 to $5,545,000 at June 30, 1995. This 25% increase is primarily due to additions to escrows for the future closure and post-closure costs associated with the Company's environmental division's landfill operations.

Assets held for sale decreased from $16,605,000 at December 31, 1994 to $14,203,000 at June 30, 1995 due to the sale of one of the Company's aircraft. The aircraft was sold for $4,125,000, generating a gain of $908,000. The proceeds from this sale were primarily used to reduce the $3,328,000 in debt related to the aircraft. The remaining balance of assets held for sale is related to the Company's citrus operations which remain held for sale at June 30, 1995.

Other assets decreased from $8,008,000 at December 31, 1994 to $5,158,000 at June 30, 1995. This decrease is primarily attributable to a decrease in the amount of capitalized advance royalty payments related to the Company's coal operations.

Accounts payable at June 30, 1995 increased to $16,589,000, as compared to the December 31, 1994 balance of $14,049,000. This increase is primarily due to the timing of payments on accounts payable.

Accrued expenses and other liabilities were $14,265,000 at June 30, 1995, compared to the $13,392,000 balance at December 31, 1994. This increase is due to the administrative expenses related to the sale of the Australian mining technology patents (see Note 3 to the consolidated financial statements).

The Company's drawings under its coal line of credit at June 30, 1995 totalled $1,900,000, compared to the December 31, 1994 balance of $4,200,000. This decrease is primarily due to the timing of collections of accounts receivable.

The Company's current portion of long-term debt increased from $7,257,000 at December 31, 1994 to $11,171,000 at June 30, 1995. This increase is primarily due to the amount of long-term debt related to the Company's gold operations due in the next 12 months, along with borrowings related to the Company's highwall mining contract mining operations.

The Company's long-term debt outstanding increased from $41,118,000 at December 31, 1994 to $43,113,000 at June 30, 1995. This increase is primarily due to the net of $3,000,000 borrowed against the Company's environmental subsidiary's line of credit during the six months ended June 30, 1995 to primarily finance landfill construction, plus $2,742,000 in mining equipment financing offset by $3,328,000 in debt associated with the Company's aircraft being paid off due to the sale of the aircraft.

The Company's other long-term liabilities decreased from $18,921,000 at December 31, 1994 to $18,395,000 at June 30, 1995, reflecting coal reclamation performed during the six months ended June 30, 1995, offset by the normal increases in landfill closure and post-closure costs accrued during the six months ended June 30, 1995.

                        LIQUIDITY AND CAPITAL RESOURCES
                        -------------------------------

The working capital needs of the Company have been met primarily through a combination of funds provided by banks and other institutions, proceeds from asset sales (see Note 2 to the consolidated financial statements), a sale/leaseback arrangement with respect to one of its highwall mining machines, cash proceeds received from the sale of the Australian mining technology patents (see Note 3 to the consolidated financial statements), and cash generated through operations.

The overall net decrease in cash and cash equivalents was $2,379,000 and $3,481,000 for the six months ended June 30, 1995 and 1994, respectively. Such net decreases reflect net cash used in operating, investing and financing activities.

Net cash generated by (used in) operations was $11,944,000 and $(13,397,000) for the six months ended June 30, 1995 and 1994, respectively. This fluctuation between years is primarily a result of improved income due to an increase in average coal sales prices being coupled with a decrease in the cost of mining coal, depreciation and amortization of $6,249,000 and a loss on sale of subsidiaries of $5,285,000. In addition, the fluctuation reflects other changes in working capital items whereby decreases in net working capital would cause an increase in net cash provided by operating activities. Such other changes consist of a $3,450,000 increase in accounts payable and a $1,602,000 increase in accrued expenses, offset by a $10,890,000 increase in accounts receivable. During the six months ended June 30, 1994, such other changes consisted of a $10,792,000 decrease in accrued expenses and a $14,447,000 increase in accounts receivable, net of a $3,603,000 increase in accounts payable.

Net cash (used in) provided by investing activities was $(17,704,000) and $149,679,000 for the six months ended June 30, 1995 and 1994, respectively. The June 30, 1995 amount primarily consists of proceeds of $5,824,000 from the sale of assets and $4,262,000 from the sale of investments, net of property, plant and equipment purchases of $27,790,000. The June 30, 1994 amount primarily consists of net proceeds of $185,074,000 from the sale of coal subsidiaries, net of investment purchases of $9,000,000, property, plant and equipment purchases of $25,919,000 and acquisitions of environmental companies of $2,057,000.

Net cash provided by (used in) investing activities during the six months ended June 30, 1995 included property, plant and equipment purchases of $8,422,000 related to the Company's Arizona gold mining project. The Company had expected that the project would be producing gold on a commercial basis and would have completed its development stage by the end of the first quarter of 1995. During the project's start-up phase, the Company has experienced lower than anticipated ore grade from its mining operations. The Company has also experienced certain equipment problems and difficulty in hiring experienced underground miners, resulting in insufficient ore tonnage. During the first quarter of 1995, the Company reviewed its gold operations and made certain adjustments to its mining plan designed to increase the ore grades. There are no assurances that the ore grade will increase and the production will reach profitable levels. On June 26, 1995, the Company agreed in principle to sell the stock of its precious metals mining subsidiary (see Note 4 to the consolidated financial statements).

Net cash provided by (used in) financing activities was $3,381,000 and $(139,763,000) for the six months ended June 30, 1995 and 1994, respectively. The June 30, 1995 amount primarily represents borrowings of long-term debt of $10,564,000 and net of repayments on the Company's revolving line of credit of $2,300,000 and $4,655,000 repayments of long-term debt. The June 30, 1994 amount primarily represents a $132,371,000 payment for the retirement of the Company's senior secured notes and net repayments on the Company's lines of credit of $19,942,000, net of proceeds from the issuance of long-term debt of $14,148,000.

Net working capital as of June 30, 1995 was approximately $1,768,000, compared to approximately $81,000 as of December 31, 1994. This increase is primarily attributable to proceeds from the sale of assets, in addition to increases in accounts receivable, including from the sale of the Company's Australian mining technology, and decreases in accounts payable and accrued expenses.

As of June 30, 1995, the Company had approximately $28,504,000 available under financing agreements, including $12,716,000 remaining under its coal line of credit, secured by certain accounts receivable, coal inventory and certain mining equipment, bearing interest at prime, and $15,788,000 remaining under its environmental line of credit, secured by substantially all of its environmental assets, bearing interest at rates ranging from the Eurodollar Rate plus 2.5% to prime plus 1/2%.

Assets held for sale at June 30, 1995 was $14,203,000, which represents the Company's citrus operations. Assets held for sale at December 31, 1994 was $16,605,000. This amount consisted of approximately $13,400,000 related to the Company's citrus operations and approximately $3,200,000 invested in a corporate jet. The corporate jet was sold for $4,125,000 during the first quarter of 1995. Approximately $3,328,000 of the proceeds from this sale were used to reduce outstanding debt on the aircraft.

During 1994, the Company acquired a landfill near Macon, Georgia. The existing landfill operation is permitted to accept construction and demolition waste and certain industrial wastes. A new permit allowing the landfill to accept municipal solid waste was issued in June 1994 and was appealed. The appellate court remanded the permit to the Georgia Environmental Protection Department for further consideration. If the permit becomes final and nonappealable, an additional payment of approximately $3.6 million will be made to the seller.

The Company has various operating leases for mining and other equipment. The Company also leases certain coal reserves which require minimum annual royalties to be paid regardless of the amount of coal mined. Approximate noncancellable minimum payments for the following twelve month period under the operating leases total $6,869,000 and minimum royalties related to leases total $1,395,000.

The Company has experienced lower-than-expected ore grades and other start up problems at its Gold Road project. During 1994, the Company's gold mining subsidiary entered into a loan agreement guaranteed by the Company pursuant to which $9,330,000 was borrowed to finance the development of the project. Following an amendment to the agreement extending the repayment terms by one quarter, the loan matures in January, 1997 and is repayable in varying quarterly installments of principal and interest which may be made in cash or gold, beginning with 16% of the principal amount due on October 31, 1995, and approximately 31% of the principal amount due on January 31, 1996. The Company is discussing with its lender a further modification of the terms of the loan in light of the weak performance of its gold mine project. If the proposed sale of Addwest Minerals is not consummated and the Company were unable to obtain a modification of the gold loan terms, the Company will be required to refinance the gold loan. Any such loan may be on terms less favorable to the Company than its existing facility.

There are certain environmental contingencies related to the Company's coal operations and integrated solid waste disposal system operations, primarily land reclamation obligations and landfill closure obligations, respectively. Under current federal and state surface mining laws, the Company is required to reclaim land where surface mining operations are conducted. Accruals for the estimated cost of restoring the land are provided as mining takes place, based upon engineering estimates of costs. The Company also estimates and records its costs associated with closure and post-closure monitoring and maintenance for operating landfills based upon relevant government regulations. Accruals for these closure and post-closure costs are provided as permitted airspace of the landfill is consumed. The Company revises its estimates on a periodic basis.
As of June 30, 1995, the Company had accrued expenses for reclamation and closure costs of approximately $14,347,000. Because of the long-term nature of these obligations, there is a possibility that such obligations, when ultimately paid, may differ substantially from the recorded accrued expense, thus affecting the Company's liquidity.

Considering the existing accruals with respect to the Company's landfills at June 30, 1995, approximately $58 million of additional accruals are to be provided over the remaining lives of these facilities. Such additional accruals to be provided have been estimated on current costs and existing regulatory requirements and assume that the landfills will be filled to capacity. Due to uncertainties and significant judgments used in determining the amounts of additional accruals to be provided, the actual amounts to be expended may differ substantially.

In 1990, the Company implemented a self-insurance program to cover most of its employees for workers' compensation, including black lung benefits. Black lung expense is being provided, based upon a recent actuarial study, over the estimated remaining working lives of the miners using accounting methods similar to that of a defined benefit pension plan. Benefits provided are subject to federal and state law and, thus, are not under the control of the Company. As of June 30, 1995, the Company had a reserve for workers' compensation, including black lung benefits, of approximately $3,614,000. Because of the long-term nature of these obligations, there is a possibility that workers' compensation (including black lung) obligations, when ultimately settled and paid, may differ substantially from the recorded balance and thus affect the Company's liquidity.

The Company believes that its present financial condition, considering the funds available under the existing financing agreements and internal financial resources provides adequate capital reserves and liquidity. The Company intends to divest its non-environmental businesses as promptly as prudently practicable.

Inflation has not had a significant effect on the Company's business, primarily because the United States economy has been experiencing a period of relatively low inflation.

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

Item 5.     Other Information.
            -----------------

            None.

Item 6.     Exhibits and Reports on Form 8-K.
            --------------------------------

       (a)  List of Exhibits Filed.
            ----------------------

            Exhibit 10.1   Form of Amended and Restated Indemnity
                           Agreement between the Registrant and its directors and officers.

            Exhibit 27.    Financial Data Schedule.

       (b)  Reports on Form 8-K.
            --------------------

            Since March 31, 1995, the Registrant has filed the following Current Reports on Form 8-K:

            (i) Current Report on Form 8-K dated April 3, 1995, Item 5 Other Events (reporting the appointment of additional members to the Registrant's Board of Directors and Special Committee).

            (ii) Current Report on Form 8-K dated June 26, 1995, Item 5 Other Events (reporting an agreement in principle to sell the Registrant's precious metals mining subsidiary and the Registrant's entry into a mining technology exchange agreement to sell Australian patents of highwall mining machines and certain other related technology).

          (iii) Current Report on Form 8-K dated July 11, 1995, Item 5 Other Events (reporting the withdrawal of the proposal of March 1, 1995 of Larry, Robert and Bruce Addington to exchange their common stock of the Registrant and other consideration for the Registrant's non-environmental operations and the resignation of certain members of the Board of Directors and the Special Committee).

          (iv) Current Report on Form 8-K dated August 2, 1995, Item 5 Other Events (reporting amendments to the agreement in principle to sell the Registrant's precious metals mining subsidiary).

          (v) Current Report on Form 8-K dated August 4, 1995, Item 5 Other Events (reporting the appointment of four new members to the Registrant's Board of Directors and the sale of shares of the Registrant's common stock by Larry, Robert and Bruce Addington to HPB Associates, L.P.).

          No financial statements were filed with any of the above-referenced reports.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           ADDINGTON RESOURCES, INC.
                           (Registrant)



Date: August 21, 1995           By: /s/ Larry Addington
     -----------------------       -----------------------------------
                                    Larry Addington
                                    Chief Executive Officer, Director



Date: August 21, 1995           By: /s/ R. Douglas Striebel
     -----------------------       -----------------------------------
                                    R. Douglas Striebel
                                    Vice President and
                                    Chief Financial Officer