Form 10-Q
period 1995-09-30
ADDINGTON RESOURCES INC
filed 1995-11-20
CIK 810665

                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

            X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          ----- THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended      September 30, 1995
                                          ----------------------------
                                      OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF ----- THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from              to
                                         ------------    ------------

                        Commission file number 0-16498
                                               -------

                           ADDINGTON RESOURCES, INC.
                           ------------------------

-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

             DELAWARE                                 61-1125039
-------------------------------------------------------------------------------
  (State or other jurisdiction                 (IRS Employer ID Number)
of incorporation or organization)

                         771 Corporate Dr., Suite 1000
                             Lexington, KY  40503
-------------------------------------------------------------------------------
                   (Address of principal executive offices)

     Registrant's telephone number,
      including area code                       (606) 223-3824
                                                --------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes  x     No
                                                 -----     -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

     Class - Common stock, $1.00 Par Value
     -----

     Outstanding at November 14, 1995 - 14,967,451 shares
     --------------------------------

                  ADDINGTON RESOURCES, INC. AND SUBSIDIARIES
                  ------------------------------------------

                                     INDEX
                                     -----


                                                      Page No.
                                                      --------
     PART I.  Consolidated Financial Information

         ITEM 1.   Financial Statements

             Consolidated Balance Sheets as of
               September 30, 1995 (Unaudited) and
               December 31, 1994                         3-4

             Consolidated Statements of Operations
               (Unaudited) Three Months and Nine Months
               Ended September 30, 1995 and 1994         5-6

             Consolidated Statements of Cash Flows
               (Unaudited) Nine Months Ended
               September 30, 1995 and 1994               7-8

             Notes to Consolidated Financial
               Statements (Unaudited)                    9-14

         ITEM 2.   Management's Discussion and Analysis
                   of Financial Condition and Results
                   of Operations                        15-25


     PART II.  Other Information                        26-27

     SIGNATURES                                            28

ITEM 1

                   ADDINGTON RESOURCES, INC. AND SUBSIDIARIES
                   ------------------------------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                                  ASSETS
                                  ------


                                                 September 30,  December 31,
                                                     1995          1994
                                                 -------------  ------------
                                                  (Unaudited)
                                                       (in thousands)
CURRENT ASSETS:
 Cash and cash equivalents                         $    916      $  3,410
 Short term investments                                 703         8,474
 Accounts receivable, net                            14,161         7,191
 Prepaid expenses and other                             650         1,543
                                                   --------      --------
  Total current assets                               16,430        20,618
                                                   --------      --------

PROPERTY, PLANT AND EQUIPMENT, at cost              109,646        89,537
 Less - Accumulated depreciation                    (13,177)       (8,020)
                                                   --------      --------
                                                     96,469        81,517
                                                   --------      --------

PROPERTY, PLANT AND EQUIPMENT and other
 long-term assets of discontinued
 operations, net                                     71,403        91,490

RESTRICTED CASH                                       5,497         4,348

OTHER                                                 2,126         5,569
                                                   --------       -------
  Total assets                                     $191,925      $203,542
                                                   ========      ========

                  ADDINGTON RESOURCES, INC. AND SUBSIDIARIES
                  ------------------------------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------


                                         September 30,  December 31,
                                             1995           1994
                                         -------------  ------------
(Unaudited)

(in thousands)
CURRENT LIABILITIES:
 Accounts payable                           $ 5,518       $ 3,883
 Current portion of long-term debt              674           880
 Accrued expenses and other                   9,157         6,211
 Net current liabilities of discontinued
  operations                                  8,132         8,385
                                           --------      --------

   Total current liabilities                 23,481        19,359
                                           --------      --------

NON-CURRENT LIABILITIES:
 Long-term debt, less current portion        35,417        32,767
 Other long-term liabilities                 12,058         8,204
 Deferred income taxes                        3,158         3,923
 Long-term liabilities of discontinued
  operations                                 16,074        19,068
                                           --------      --------

   Total non-current liabilities           $ 66,707      $ 63,962
                                           --------      --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, $1.00 par value;
    30,000 shares authorized,
    15,967 and 15,853 shares
    outstanding at September 30, 1995
    and December 31, 1994, respectively      15,967        15,853
  Paid-in capital                            85,120        83,789
  Retained earnings                             650        20,579
                                           --------      --------

    Total stockholders' equity              101,737       120,221
                                           --------      --------

    Total liabilities and
      stockholders' equity                 $191,925      $203,542
                                           ========      ========


                  ADDINGTON RESOURCES, INC. AND SUBSIDIARIES
                  ------------------------------------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                                  (Unaudited)

                                 THREE MONTHS ENDED   NINE MONTHS ENDED
                                 ------------------   ------------------
                                    September 30,       September 30,
                                  1995      1994       1995       1994
                                 -------   -------    -------    -------
                                 (in thousands, except per share amounts)
REVENUES                         $16,578   $ 9,942    $41,579    $25,660

COSTS AND EXPENSES:
 Cost of operations                9,377     5,719     23,370     15,150
 Provision for asset
  write-down                           -       670          -        670
 Depreciation and
  amortization                     2,081     1,285      5,272      3,456
 Selling, general and
  administrative                   1,811     1,594      4,922      3,495
                                 -------   -------    -------    -------

                                  13,269     9,268     33,564     22,771
                                 -------   -------    -------    -------

INCOME FROM OPERATIONS             3,309       674      8,015      2,889
                                 -------   -------    -------    -------

INTEREST AND OTHER INCOME
(EXPENSE):
 Interest income                      82       228        366        604
 Interest expense                   (210)     (156)      (384)      (199)
 Other, net                          (16)   (1,152)       171     (1,123)
                                 -------   -------    -------    -------

                                    (144)   (1,080)       153       (718)
                                 -------   -------    -------    -------
 Income (loss) before
  income taxes                     3,165      (406)     8,168      2,171
                                 -------   -------    -------    -------

INCOME TAX PROVISIONS
(BENEFITS):
 Federal                           1,076      (146)     2,777        781
 State                               190       (16)       490         87
                                 -------   -------    -------    -------

                                   1,266      (162)     3,267        868
                                 -------   -------    -------    -------
 Net income (loss)from
  continuing operations            1,899   $  (244)   $ 4,901    $ 1,303
                                 =======   ========   =======    =======

                  ADDINGTON RESOURCES, INC. AND SUBSIDIARIES
                  ------------------------------------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                                  (Unaudited)


                                    THREE MONTHS ENDED    NINE MONTHS ENDED
                                    ------------------    ------------------
                                       September 30,         September 30,
                                      1995      1994        1995      1994
                                    --------  --------    --------  --------
                                    (in thousands, except per share amounts)
Discontinued operations
(Note 2):
  Income (loss) from opera-
   tions of discontinued seg-
   ment [less applicable income
   taxes (benefit) of $480,
   $(6,138), $1,899 and $(5,087)
   for the three and nine months
   ended September 30, 1995 and
   1994]                            $  1,778  $(11,575)   $  5,707   $ (8,710)
  Estimated loss on disposal
   of segment, including pro-
   vision of $2,000 for
   operating losses during
   disposal period (less applic-
   able income tax benefit of
   $9,790 for the three and
   nine months ended September
   30, 1995 and 1994)                (30,537)        -     (30,537)         -
                                    --------  --------    --------    -------
Loss from discontinued
 operations                          (28,759)  (11,575)    (24,830)    (8,710)
                                    --------  --------    --------    -------
Net loss                            $(26,860) $(11,819)   $(19,929)   $(7,407)
                                    ========  ========    ========    =======
Earnings per share:
  Income (loss) from
   continuing operations            $    .12  $   (.02)   $    .31    $   .08
  Income (loss) from dis-
    continued operations                 .11      (.73)        .36       (.55)
  Estimated loss on
   disposal of segment                 (1.91)        -       (1.92)         -
                                    --------  --------    --------    -------
  Net loss                          $  (1.68) $   (.75)   $  (1.25)   $  (.47)
                                    ========  ========    ========    =======
  Equivalent shares of
   stock outstanding                  15,983    15,853      15,911     15,780
                                    ========  ========    ========    =======

                   ADDINGTON RESOURCES, INC. AND SUBSIDIARIES
                   ------------------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (Unaudited)

                                                         NINE MONTHS ENDED
                                                   -----------------------------
                                                   September 30,   September 30,
                                                       1995            1994
                                                   -------------   -------------
                                                           (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                           $(19,929)       $ (7,407)
                                                     --------        --------
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                     5,272           3,456
      Loss on sale of assets                               58           1,819
      Loss on disposal of discontinued operations      30,537               9

  Change in assets and liabilities, net of effects
    from acquisitions and disposals:
    (Increase) decrease in:
      Accounts receivable                              (6,873)         (4,282)
      Prepaid expenses and other                          823           1,664
      Other assets                                     (1,568)            687
    Increase (decrease) in:
      Accounts payable                                  1,159            (696)
      Accrued expenses and other liabilities            4,059           3,690
      Deferred income taxes                              (766)         (5,936)
    Net cash flows from discontinued operations'
      operating activities                              9,855          (3,282)
                                                     --------        --------

          Total adjustments                            42,556          (2,871)
                                                     --------        --------

          Net cash provided by (used in)
            operating activities                       22,627         (10,278)
                                                     --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of assets                              -           1,713
  Proceeds from sale of coal subsidiaries,
    net of disposition costs                                -         185,074
  Decrease (increase) in short-term investments         7,771         (10,000)
  Acquisition of environmental companies,
    net of cash acquired                                    -          (2,057)
  Additions to property, plant and equipment          (20,030)        (15,807)
  Net cash flows from discontinued operations'
    investing activities                              (21,392)        (36,098)
                                                     --------        --------

          Net cash provided by (used in)
            investing activities                     $(33,651)       $122,825
                                                     --------        --------


                  ADDINGTON RESOURCES, INC. AND SUBSIDIARIES
                  ------------------------------------------

               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
               -------------------------------------------------
                                  (Unaudited)

                                                         NINE MONTHS ENDED
                                                   -----------------------------
                                                   September 30,   September 30,
                                                       1995            1994
                                                   -------------   -------------
                                                           (in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of long-term debt                         $ 5,863         $  20,406
  Repayments of long-term debt                          (263)           (2,028)
  Retirements of senior secured notes,
    including redemption premium                           -          (131,716)
  Issuance of common stock                               339               341
  Financing costs incurred                                 -              (425)
  Net cash flows from discontinued operations'
    financing activities                               2,591            (6,217)
                                                     -------         ---------
          Net cash provided by (used in)
            financing activities                       8,530          (119,639)
                                                     -------         ---------
          Net decrease in cash
            and cash equivalents                      (2,494)           (7,092)
CASH AND CASH EQUIVALENTS, beginning of period         3,410            13,470
                                                     -------         ---------

CASH AND CASH EQUIVALENTS, end of period             $   916         $   6,378
                                                     =======         =========

Note: For purposes of these statements, the Company and its subsidiaries consider short-term investments having maturities of three months or less at the time of purchase to be cash equivalents.

The cash amounts of interest and income taxes paid by the Company and its subsidiaries during the nine months ended September 30, 1995 and 1994 are as follows:

                                                        1995          1994
                                                       ------        ------
                                                          (in thousands)
       Interest, including amounts capitalized of
         approximately $1,739 and $878,
         respectively                                  $2,123        $1,955
       Income taxes                                     1,093            56

During the nine months ended September 30, 1995, the Company issued 68,350 shares of common stock in connection with the exercise of stock grants issued to employees. The issuance of common stock in connection with the exercise of stock grants increased paid in capital by $940 and increased common stock by $68 for the nine months ended September 30, 1995 (see Note 8 to the consolidated financial statements). During the nine months ended September 30, 1994, the Company wrote off certain assets of approximately $9,500 against previously established contingency reserves and other accruals recorded in connection with the Company's de-emphasis on its mining operations. Such non-cash activity has been excluded from the above statements of cash flows.

                   ADDINGTON RESOURCES, INC. AND SUBSIDIARIES
                   ------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                                  (Unaudited)
              (Dollar amounts in thousands, except per share data)


1.   Financial Statement Presentation-
     --------------------------------

The accompanying consolidated unaudited financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, the accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K.

The accompanying consolidated financial statements as of September 30, 1995 and 1994 include the accounts of Addington Resources, Inc. (the Company) and its wholly-owned direct and indirect subsidiaries.

In the opinion of management, the accompanying consolidated unaudited financial statements include all adjustments necessary to present fairly the Company's financial position as of September 30, 1995 and results of operations for the nine months ended September 30, 1995 and 1994. Except for the implementation of discontinued operations accounting, all adjustments were of a normal recurring nature. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.

2.   Discontinued Operations-
     -----------------------

 Discontinued operations consist of the following: coal mining, mining equipment manufacturing and licensing, citrus properties in Belize, precious and industrial metals mining and incidental limestone properties. Accordingly, the Company's continuing operations will be comprised of integrated solid waste management, which includes landfill operations and waste collection and recycling services. The Company estimates it will record a loss on the disposal of the discontinued operations of approximately $30,537 (net of income tax benefits of approximately $9,790) which represents the estimated loss on the disposal of the non-environmental operations and a provision of approximately $2,000 for expected operating losses through the final disposition of such operations.

Operating results from the discontinued operations were as follows:

                               Three Months Ended     Nine Months Ended
                               ------------------    ------------------
                                  September 30,       September 30,
                                 1995     1994       1995        1994
                               -------  --------    -------    --------
                                           (in thousands)
Operating revenue              $27,811  $ 29,772    $92,486    $ 89,191
                               =======  ========    =======    ========
Income (loss) before  income
 taxes                         $ 2,258  $(17,713)   $ 7,606    $(13,797)
Income tax provision
 (benefit)                         480    (6,138)     1,899      (5,087)
                               -------  --------    -------    --------
Income (loss) from
 operations                    $ 1,778  $(11,575)   $ 5,707    $ (8,710)
                               =======  ========    =======    ========

Included in income from discontinued operations for the nine months ended September 30, 1995 is approximately $13,000 of pre-tax income from the sale of the Company's Australian mining technology patents, offset by a $5,300 second quarter disposal loss accrual recorded for Addwest Minerals.

As discussed in Note 3, subsequent to period end, the Company sold its coal mining, mining equipment manufacturing and licensing subsidiaries as well as its citrus properties in Belize. In addition, the Company sold its limestone properties. The Company has entered into an agreement to sell its precious and industrial metals mining subsidiary (see Note 4). Accordingly the Company anticipates that it will fully dispose of all non-environmental operations within one year. The operating results of all non-environmental segments have been classified as discontinued operations for all periods presented in the accompanying consolidated financial statements.

The assets and liabilities of the discontinued operations have been reclassified in the accompanying consolidated balance sheets from the historical classification in order to separately identify them as net assets of discontinued operations. These net assets consist primarily of net working capital, tangible and intangible noncurrent assets and other long-term liabilities.

3.   Sale of Subsidiaries (included in Discontinued Operations)-
     ----------------------------------------------------------

     (a) Coal Mining, Mining Equipment Manufacturing and Licensing-
         ---------------------------------------------------------

         On September 22, 1995, in a related party transaction, the Company entered into a stock purchase agreement with Addington Acquisition Company, Inc., Larry Addington, Robert Addington and Bruce Addington (collectively, the "Addington Brothers") whereby the Company agreed to sell, for $30,000, subject to certain working capital adjustments, all the issued and outstanding shares of common stock of Addington Mining, Inc., Mining Technologies, Inc., Addwest Mining, Inc. and Addington Coal Holding, Inc. In addition, the Company retained the right to receive certain payments (anticipated to aggregate $7,000) due under the Company's technology sale to BHP Australia Coal Pty. Ltd. (see Note
         5). The sale was consummated on November 2, 1995.

         Included in this transaction and pursuant to an option agreement dated August 4, 1995, the Company sold to the Addington Brothers all of the issued and outstanding shares of common stock of the Company's subsidiary, Tennessee Mining, Inc. The Company is entitled, as consideration for the sale, to receive a royalty based on tons of coal delivered under a certain coal sales contract, up to a maximum aggregate royalty of $12,500.

     (b) Citrus Properties-
         -----------------

         On September 22, 1995, in a related party transaction, the Company entered into an agreement to sell all of the issued and outstanding shares of common stock of its subsidiary, Belize River Fruit Co., to Larry and Bruce Addington in exchange for 1,000,000 shares of common stock of the Company owned by Larry and Bruce Addington. This transaction was consummated on November 2, 1995.

4.   Addwest Minerals, Inc. (included in Discontinued Operations)-
     ------------------------------------------------------------

     Addwest Minerals, Inc. (Addwest), a wholly-owned subsidiary of the Company, is a development stage enterprise which was organized to mine, extract and market precious and industrial metals. Since the inception of significant development activities, Addwest has primarily been involved in planning, obtaining financing, acquiring assets and developing mines.

     As a development stage enterprise, Addwest has made a significant investment in long-term assets, carried at cost, which were acquired or developed in order to commence operations. However, successful future operations of Addwest are subject to substantial uncertainties, including the quantity of economically recoverable reserves, the ability of Addwest to successfully mine and market the minerals, and the need for substantial additional capital, which may not be available on favorable terms. Addwest has experienced lower than expected ore grades and significant other startup problems at its Gold Road project.

     The Company has entered into a letter agreement dated November 1, 1995 providing for the sale to a private Canadian business group of all of the capital stock of Addwest. As consideration for the purchase, the buyer will pay $600 in cash and either repay or cause the release of the Company from liability in respect of $3,000 of Addwest's outstanding loan, aggregating $7,330 after principal payments made on October 31. Pursuant to the terms of the agreement, Addwest is required to have current liabilities not exceeding $1,500, exclusive of certain other contractual obligations of approximately $500, with purchase price adjustments to the extent that current liabilities exceed or are less than that amount. There can be no assurance that the sale will be consummated. Failure of the buyer to consummate the transaction will result in forfeiture of a $600 deposit with the Company.

     As of September 30, 1995, the balance of the Rothschild gold loan was $9,330, of which $2,000 was paid by the Company on October 31, 1995. Pursuant to amended loan terms, the remaining balance of $7,330 is due upon the earlier of the closing of the sale of Addwest or December 29, 1995.

     The loss expected to be realized on the sale of Addwest is included in the estimated loss on disposal of discontinued segments (see Note 2) in the accompanying consolidated statements of operations. However, there can be no assurance that the sale of Addwest will be consummated or that the loss ultimately realized on the sale or other disposition of Addwest will not be greater than the amount recorded in the accompanying consolidated financial statements.

5.   Sale of Australian Mining Technology Patents-
     --------------------------------------------

     During the second quarter of 1995, the Company entered into a mining technology exchange agreement with BHP Australia Coal Pty Ltd. (BHPAC) whereby the Company sold its Australian patents on highwall mining machines and certain other related technology. In consideration for the sale, the Company received cash of $10,000 and a receivable of $4,000 (which was received in October, 1995). The agreement also provides for contingent payments to the Company of $3,000 upon the satisfaction of certain production requirements related to BHPAC's use of a highwall mining system incorporating the sold technology.

     The Company's subsidiary which developed the sold patents and technology is one of the subsidiaries which have been sold to Addington Acquisition Company, Inc. (see Note 3a). However, the $4,000 and $3,000 payments from BHPAC will be retained by the Company.

6.   Commitments and Contingencies-
     -----------------------------

     (a) Legal Matters-
         -------------

         In the normal course of its operations, the Company may become involved in a variety of legal disputes. Currently, the Company is a party to certain litigation, including workers' compensation matters, permit proceedings and other minor business disputes.

         While the final resolution of any matter may have an impact on the Company's consolidated financial results for a particular reporting period, management believes that the ultimate disposition of these matters will not have a material adverse effect on the consolidated financial position of the Company.

     (b) Environmental Proceedings-
         -------------------------

         The Company is involved in various environmental matters and proceedings, including permit application proceedings, in connection with the establishment, operation and expansion activities of certain landfill facilities, as well as other matters or claims that could result in additional environmental proceedings.

         While the final resolution of any matter may have an impact on the Company's consolidated financial results for a particular reporting period, management believes that the ultimate disposition of these matters will not have a material adverse effect on the consolidated financial position of the Company.

     (c) Landfill Acquisitions-
         ---------------------

         During 1994, the Company acquired a landfill near Macon, Georgia. The existing landfill operation is permitted to accept construction and demolition waste and certain industrial wastes. A new permit allowing the landfill to accept municipal solid waste was issued in June 1994 and, after legal challenges, the new permit became final and nonappealable in October, 1995. Accordingly, an additional payment of approximately $3,600 is due to the seller.

     (d) Sale of Certain Coal Subsidiaries-
         ---------------------------------

         During January 1994, the Company sold the stock of five of its coal subsidiaries to Pittston Minerals Group. In connection with the sale, the Company provided certain guarantees of indemnification to Pittston.

         In connection with the sale of coal subsidiaries to the Addington Brothers (see Note 3a), the Company received indemnifications related to its guarantees to Pittston as well as other matters, including certain mineral leases and workers' compensation benefits.

7.   Related-Party Transactions-
     --------------------------

     The Company has dealt with certain companies or individuals which are related parties either by having stockholders in common or because they are controlled by stockholders/officers or by relatives of stockholders/officers of the Company. The Company recorded various expenses (included in results of discontinued operations) to related parties consisting of approximately $2,497 and $5,083 for trucking services for the nine month periods ended September 30, 1995 and 1994, respectively, office rent of $83 for the nine month periods ended September 30, 1995 and 1994, and flight fees of $315 for the nine months ended September 30, 1995.

     The Company had amounts payable to related parties of $392 and $298 as of September 30, 1995 and December 31, 1994, respectively. (See Note 3 for additional related-party transactions).

8.   Stockholders' Equity-
     --------------------

     During the nine months ended September 30, 1995 and 1994, 46,250 and 28,800 shares, respectively, of common stock were issued in connection with the exercise of stock options.

     During the nine months ended September 30, 1994, 148,673 shares of common stock were issued in connection with the acquisition of a landfill company. In accordance with the landfill acquisition agreement, the Company has received a request from the holder of these shares of common stock that the Company register them for resale. The agreement provides that under certain conditions the Company is obligated to the holder for the difference, if any, between the per share market price on the date of receipt of the holder's request for registration (approximately $13.75 per share) and the per share market price on the date immediately preceding the effective date of the registration statement for resale. The Company has not yet filed the requested registration statement.

     During the nine months ended September 30, 1995, 68,350 shares of common stock were issued in connection with 1989 stock grants to employees. These stock grants specified that the recipient of the stock grant remain employed by the Company for five years from the date of the grant in order to exercise the grant.

     As a result of these options and grants being exercised and shares being issued, common stock increased $115 and $177 respectively, and paid-in capital increased $1,330 and $2,245, respectively, during the nine months ended September 30, 1995 and 1994.

   ITEM 2

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                     (in thousands, except per share data)


Recent Developments
-------------------

On August 4, 1995, the Company appointed four new members to its Board of Directors, Howard P. Berkowitz (Chairman), Richard Ravitch, James Grosfeld and Harold Blumenstein, and accepted the resignation of Robert Addington from the current Board. With these changes, the reconstituted Board of Directors consisted of eight members: Larry Addington, Bruce Addington, Jack C. Fischer, Carl R. Whitehouse, and the four new members.

The Board changes follow the execution of a definitive agreement on August 4, 1995 between Larry, Bruce and Robert Addington for their sale of an aggregate of 2,000,000 shares of the Company's common stock to HPB Associates, L.P., of which Howard Berkowitz is managing general partner and Messrs. Ravitch and Blumenstein are limited partners.

On August 15, 1995, Bruce Addington resigned from the Board of Directors.

Discontinued operations consist of the following: coal mining, mining equipment manufacturing and licensing, citrus properties in Belize, precious and industrial metals mining and incidental limestone properties. The Company's continuing operations are comprised of integrated solid waste management, which includes landfill operations and waste collection and recycling services. The Company estimates it will record a loss on the disposal of the discontinued operations of approximately $30,537 (net of income tax benefits of approximately $9,790) which represents the estimated loss on the disposal of the non-environmental operations and a provision of approximately $2,000 for expected operating losses through the final disposition of such operations.

As a part of the Company's plan to dispose of all of its non-environmental operations, it has taken the following actions:

   (1) On September 22, 1995, the Company entered into a stock purchase agreement with Addington Acquisition Company, Inc., Larry Addington, Robert Addington and Bruce Addington (collectively, the "Addington Brothers") whereby the Company agreed to sell, for $30,000, subject to certain working capital adjustments, all the issued and outstanding shares of common stock of Addington Mining, Inc., Mining Technologies, Inc., Addwest Mining, Inc. and Addington Coal Holding, Inc. In addition, the Company retained the right to receive certain payments (anticipated to aggregate $7,000) due under the Company's technology sale to BHP Australia Coal Pty. Ltd. (see Note 5). The sale was consummated on November 2, 1995.

   (2) Included in this transaction and pursuant to an option agreement dated August 4, 1995, the Company sold to the Addington Brothers all of the issued and outstanding shares of common stock of the Company's subsidiary, Tennessee Mining, Inc. The Company is entitled to receive a royalty based on tons of coal delivered under a certain coal sales contract, up to a maximum aggregate royalty of $12,500.

   (3) On September 22, 1995, the Company entered into an agreement to sell all of the issued and outstanding shares of common stock of its subsidiary, Belize River Fruit Co., to Larry and Bruce Addington in exchange for 1,000,000 shares of common stock of the Company owned by Larry and Bruce Addington. This transaction was consummated on November 2, 1995.

   (4) The Company has entered into a letter agreement dated November 1, 1995 providing for the sale to a private Canadian business group of all of the capital stock of Addwest. As consideration for the purchase, the buyer will pay $600 in cash and either repay or cause the release of the Company from liability in respect of $3,000 of Addwest's outstanding loan, aggregating $7,340 after principal payments made on October 31. The Company is required to repay the balance of the loan on the earlier of the closing of the sale and December 29, 1995. Pursuant to the terms of the agreement, Addwest is required to have current liabilities not exceeding $1,500, exclusive of certain other contractual obligations of approximately $500, with purchase price adjustments to the extent that current liabilities exceed or are less than that amount. There can be no assurance that the sale will be consummated. Failure of the buyer to consummate the transaction will result in forfeiture of a $600 deposit with the Company.

                             RESULTS OF OPERATIONS
                             ---------------------

      Quarter Ended September 30, 1995 Compared With Same Period In 1994
      ------------------------------------------------------------------

                     (in thousands, except per share data)


Net income from continuing operations during the quarter ended September 30, 1995 was $1,899 or $.12 per share, compared to net loss of $244 or $.02 per share for the comparable quarter of 1994.

Revenues for the three months ended September 30, 1995 and 1994, respectively, are derived solely from the Company's environmental operations as follows (in thousands):

                               Landfill         Waste Collection           Total
                              Operations            Services           Environmental
                          -----------------    -----------------    ------------------
                                    For the three months ended September 30,
                          ------------------------------------------------------------
                            1995      1994      1995       1994       1995       1994
                          -------    ------    ------    -------    -------     ------
Revenues                  $11,802    $6,361    $4,776    $ 3,581    $16,578     $9,942
Income from operations      3,865     2,741      (348)    (1,990)     3,517/1/     751/1/
Tonnage received              535       305

/1/ Before the deduction of corporate overhead of $208 and $77 for the three months ended 1995 and 1994, respectively.

Revenues during the third quarter of 1995 increased by $6,636 (67%) over prior year levels. The substantial increases in total revenues reflects the 75% increase in tons of waste received, as well as substantially improved operating results from the Company's waste collection services. This increase in tons is primarily attributable to internal growth and the Company operating 10 landfills as of September 30, 1995, compared to operating 7 landfills as of September 30, 1994. The 7 landfills which were operating during the quarter ended September 30, 1994 generated $9,992 of revenues, and received 484 tons during the quarter ended September 30, 1995. Currently, the Company has two landfills under development, but the Company can make no assurances as to when (or if) these landfills will be operational. Improved revenues arising from the Company's waste collection services are primarily the result of reduced operating costs. The Company does not allow a discount on its waste collection services for waste delivered to Company landfills.

As a percentage of total revenues, cost of operations decreased from 58% for the third quarter of 1994 to 57% for the third quarter of 1995. This decrease reflects economies of scale realized by the Company as certain of its fixed costs are spread over a broader revenue base.

During the third quarter of 1994, the Company provided for asset writedowns of $670 associated with certain environmental projects which the Company decided should no longer be pursued. No provisions occurred during the third quarter of 1995 in the environmental business.

Depreciation and amortization increased $796 (or 62%) in the third quarter of 1995 as compared to $1,285 in the third quarter of 1994. This increase is primarily attributable to an increase in tonnage received as well as environmental depreciable assets purchased or developed in connection with the growth of environmental operations.

Selling, general and administrative expenses increased $217 (or 14%) during the third quarter of 1995 as compared to $1,594 during the third quarter of 1994, reflecting 3 additional landfills opened since September 30, 1994 and the overall growth of environmental operations. As a percentage of revenues, selling, general and administrative expenses declined from 16% to 11%, reflecting economies of scale realized by the Company as its SG&A costs are spread over a broader revenue base.

Operating income increased $2,635 (or 391%) for the three months ended September 30, 1995 as compared to 1994. Operating income increased as a percentage of revenues from 7% to 20%. The increase in operating income in dollars and as a percentage of revenues is attributable to (i) increased volumes and efficiencies in the Company's environmental operations and (ii) the absence of any provision for write-downs in the 1995 period, in contrast to the 1994 period.

Interest income decreased from $228 during the third quarter of 1994 compared to $82 during the third quarter of 1995. This decrease is due to a decrease in the average amount of short-term investments outstanding partially offset by an increase in the interest rate yields on short-term investments during the third quarter of 1995.

Interest expense remained relatively unchanged from $156 during the third quarter of 1994 to $210 during the third quarter of 1995. The amount of interest capitalized for the three months ended September 30, 1995 and 1994 was $570 and $245, respectively.

Other expense decreased from $1,152 during the third quarter of 1994 to $16 in the third quarter in 1995. The Company wrote off its investment during the third quarter of 1994 in a company that developed certain recycling technology.

The Company's effective tax rate during both periods was 40%.

The Company experienced losses from discontinued operations of $11,575 during the third quarter of 1994, and generated income from discontinued operations of $1,778 during the third quarter of 1995. The Company recorded certain restructuring charges and other one-time charges during the third quarter of 1994. These charges included the write-off of an investment in limestone ($3,400), the establishment of a reserve for the remaining balance of a note receivable and certain other costs in connection with a sale of a coal subsidiary in April 1992 ($6,800) and the settlement of working capital adjustments and adjusting certain other contingency reserves associated with the sale of certain coal subsidiaries to Pittston Minerals Group ($6,275).

    Nine Months Ended September 30, 1995 Compared With Same Period In 1994
    ----------------------------------------------------------------------

                     (in thousands, except per share data)


Net income from continuing operations during the nine months ended September 30, 1995 was $4,901 or $.31 per share, compared to net income of $1,303 or $.08 per share for the comparable period of 1994.

Revenues for the nine months ended September 30, 1995 and 1994, respectively, are derived solely from the Company's environmental operations as follows (in thousands):

                                Landfill          Waste Collection            Total
                               Operations             Services            Environmental
                           ------------------    ------------------    -------------------
                                       For the nine months ended September 30,
                           ---------------------------------------------------------------
                             1995       1994       1995       1994       1995        1994
                           -------    -------    -------    -------    -------     -------
Revenues                   $30,450    $17,365    $11,129    $ 8,295    $41,579     $25,660
Income from operations      10,159      6,615     (1,185)    (2,914)     8,974/1/    3,419/1/
Tonnage received             1,331        801

/1/ Before the deduction of corporate overhead of $959 and $812 for the nine months ended 1995 and 1994, respectively.

Revenues for the nine months ended September 30, 1995 increased by $15,919 (or 62%) over prior year levels. The substantial increases in total environmental revenues reflects the 66% increase in tons of waste received, as well as substantially improved operating results from the Company's waste collection services. The increase in tons is primarily attributable to internal growth and the Company operating 10 landfills as of September 30, 1995, compared to operating 7 landfills as of September 30, 1994. The 7 landfills which were operating during the nine months ended September 30, 1994 generated $23,119 of revenues and received 1,178 tons during the nine months ended September 30, 1995. Currently, the Company has two landfills under development, but the Company can make no assurances as to when (or if) these landfills will be operational. Improved revenues arising from the Company's waste collection services are primarily the result of reduced operating costs. The Company does not allow a discount on its waste collection services for waste delivered to Company landfills.

As a percentage of total revenues, cost of operations decreased from 59% for the nine months ended September 30, 1994 to 56% for the nine months ended September 30, 1995. This decrease reflects economies of scale realized by the Company as certain of its fixed costs are spread over a broader revenue base.

During the nine months ended September 30, 1994, the Company provided for asset writedowns of $670 associated with certain environmental projects which the Company decided should no longer be pursued. No provisions occurred through the nine months ended September 30, 1995 in the environmental business.

Depreciation and amortization increased $1,816 (or 53%) during the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. This increase is primarily attributable to an increase in tonnage received as well as environmental depreciable assets purchased or developed in connection with the growth of environmental operations.

Selling, general and administrative expenses increased $1,427 (or 41%) during the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994, reflecting 3 additional landfills opened since September 30, 1994 and the overall growth of environmental operations. As a percentage of revenues, selling, general and administrative expenses declined from 14% to 12%, reflecting economies of scale realized by the Company as its SG&A costs are spread over a broader revenue base.

Operating income increased $5,126 (or 177%) for the nine months ended September 30, 1995 as compared to 1994. Operating income increased as a percentage of revenues from 11% to 19%. The increase in operating income in dollars and as a percentage of revenues is attributable to (i) increased volumes and efficiencies in the Company's environmental operations and (ii) the absence of any provision for write-downs in the 1995 period, in contrast to the 1994 period.

Interest income decreased from $604 during the nine months ended September 30, 1994 to $366 during the nine months ended September 30, 1995. This decrease is due to a decrease in the average amount of short-term investments outstanding partially offset by an increase in the interest rate yields on short-term investments during 1995.

Interest expense increased from $199 during the nine months ended September 30, 1994 to $384 during the nine months ended September 30, 1995. This increase is primarily due to an increase in long-term debt outstanding related primarily to the expansion of environmental operations. The amount of interest capitalized for the nine months ended September 30, 1995 and 1994 was $1,739 and $878, respectively.

Other expense was $1,123 during the nine months ended September 30, 1994 compared to other income of $171 during the nine months ended September 30, 1995. The Company wrote off its investment during the third quarter of 1994 in a company that developed certain recycling technology.

The Company's effective tax rate during both periods was 40%.

The Company experienced losses from discontinued operations of $8,710 during the nine months ended September 30, 1994, and generated income from discontinued operations of $5,707 during the nine months ended September 30, 1995. The Company recorded certain restructuring charges and other one-time charges during the third quarter of 1994. These charges included the write-off of an investment in limestone ($3,400), the establishment of a reserve for the remaining balance of a note receivable, and certain other costs in connection with a sale of a coal subsidiary in April 1992 ($6,800) and the settlement of working capital adjustments and adjusting certain other contingency reserves associated with the sale of certain coal subsidiaries to Pittston Minerals Group ($6,275). In addition, during the nine months ended September 30, 1995, the Company recorded revenues of $14,000 related to the sale of technology (see Note 5).



                              FINANCIAL CONDITION
                              -------------------

                     (in thousands, except per share data)

The Company's cash, cash equivalents and short-term investments totaled $1,619 at September 30, 1995, compared to $11,884 at December 31, 1994. This decrease is primarily due to the timing of accounts receivable collections and accounts payable payments, as well as the funding of capital expenditures and losses in the Company's gold and highwall mining projects included in discontinued operations.

Accounts receivable at September 30, 1995 totaled $14,161, compared to the balance of $7,191 at December 31, 1994. This increase is primarily due to additional tonnage being received by the Company's landfill operations as well as expansion of the Company's waste collection services. In addition, the Company has a $4,000 receivable at September 30, 1995 relating to the sale of technology (see Note 5).

Prepaid expenses and other at September 30, 1995 totaled $650, compared to the balance of $1,543 at December 31, 1994. This decrease is primarily due to the timing of payments on prepaid insurance and other prepaid expenses.

Property, plant and equipment, net, increased to $96,469 at September 30, 1995, compared to $81,517 at December 31, 1994. This increase is primarily due to an increase in landfill and other environmental related development costs, net of depreciation charges.

Property, plant and equipment and other long-term assets of discontinued operations totaled $71,403 at September 30, 1995, compared to $91,490 at December 31, 1994. This decrease is primarily due to the Company recording a reserve for the disposal of the discontinued operations in the third quarter of 1995, offset by costs capitalized in connection with Addwest's gold mining project in Arizona.

Restricted cash increased from $4,348 at December 31, 1994 to $5,497 at September 30, 1995. This increase is primarily due to additions to escrows for the future closure and post-closure costs associated with the Company's landfill operations.

Other assets decreased from $5,569 at December 31, 1994 to $2,126 at September 30, 1995. This decrease is primarily attributable to the sale of an aircraft by the Company during the first quarter of 1995.

Accounts payable at September 30, 1995 increased to $5,518, as compared to the December 31, 1994 balance of $3,883. This increase is primarily due to the growth of the Company's environmental operations and the timing of payments on accounts payable.

Accrued expenses and other liabilities were $9,157 at September 30, 1995, compared to the $6,211 balance at December 31, 1994. This increase is due to the accrual for expected future operating losses on discontinued operations.

The Company's current portion of long-term debt of $880 at December 31, 1994 remained relatively unchanged compared to $674 at September 30, 1995.

The Company's net current liabilities of discontinued operations were $8,385 at December 31, 1994 and remained relatively unchanged as compared to $8,132 at September 30, 1995. An increase in the amount of debt currently due related to the Company's gold operations was offset by an increase in accounts receivable and prepaid expenses in the Company's coal mining operations.

The Company's long-term debt outstanding increased from $32,767 at December 31, 1994 to $35,417 at September 30, 1995. This increase is due to additional amounts borrowed against the Company's environmental subsidiary's line of credit during the nine months ended September 30, 1995 to primarily finance landfill construction. Subsequent to quarter end, during November, 1995, the Company repaid in full the outstanding borrowings under the line of credit (subject to availability for reborrowings) with the proceeds from the disposal discussed in
Note 3a.

The Company's other long-term liabilities increased from $8,204 at December 31, 1994 to $12,058 at September 30, 1995. This increase is primarily due to the normal increase in landfill closure and post-closure costs accrued as well as reclassifying accrued income taxes from current at December 31, 1994 to long term at September 30, 1995.

The Company's long-term liabilities of discontinued operations decreased from $19,068 at December 31, 1994 to $16,074 at September 30, 1995. This decrease is primarily due to a decrease in long-term accrued reclamation associated with the Company's coal mining operations.

                        LIQUIDITY AND CAPITAL RESOURCES
                        -------------------------------

                     (in thousands, except per share data)

The working capital needs of the Company have been met primarily through a combination of funds provided by banks; proceeds from the sale of non-environmental businesses and assets (see Notes 3a, 5 and 6d to the consolidated financial statements); sale/leaseback arrangements with respect to its highwall mining machines; and cash generated through operations.

The overall net decrease in cash and cash equivalents was $2,494 and $(10,278) for the nine months ended September 30, 1995 and 1994, respectively. Such net decreases reflect net cash used in operating, investing and financing activities.

Net cash generated by (used in) operations was $22,627 and $(10,278) for the nine months ended September 30, 1995 and 1994, respectively. This fluctuation between years is primarily a result of improved 1995 operating income (both continuing and discontinued operations), including significant profits from the sale of technology (see Note 5). In addition, during 1994, cash from operating activities was used to establish working capital for retained coal properties as well as pay for reclamation and other retained obligations in connection with the sale of coal subsidiaries to Pittston (see Note 6d).

Net cash (used in) provided by investing activities was $(33,651) and $122,825 for the nine months ended September 30, 1995 and 1994, respectively. The September 30, 1995 amount primarily consists of continued landfill development costs as well as expenditures for continued investment in Addwest's Gold Road project and other property, plant and equipment purchases, offset by a decrease in short-term investments. The September 30, 1994 amount primarily consists of net proceeds of $185,074 from the sale of coal subsidiaries, net of investment purchases of $10,000, property, plant and equipment purchases and development costs, of $15,807 and $36,098 for continuing and discontinued operations, respectively, and acquisitions of environmental companies of $2,057.

During the nine months ended September 30, 1995, the Company made substantial investments related to the Arizona gold mining project (Gold Road). This project has experienced lower than expected ore grades and significant other start-up problems. There are no assurances that the ore grade will increase or that production will reach profitable levels. On November 1, 1995, the Company agreed to sell the stock of its precious metals mining subsidiary (see Note 4 to the consolidated financial statements).

Net cash provided by (used in) financing activities was $8,530 and $(119,639) for the nine months ended September 30, 1995 and 1994, respectively. The September 30, 1995 amount primarily represents borrowings of long-term debt of $5,863 and $2,591 from continuing and discontinued operations, respectively. The September 30, 1994 amount primarily represents a $131,716 payment for the retirement of the Company's senior secured notes and net repayments on the Company's long-term debt of $2,028, net of proceeds from the issuance of long-term debt of $20,406.

Net working capital as of September 30, 1995 was approximately $(7,051), compared to approximately $1,259 as of December 31, 1994. This decrease is primarily attributable to the following: an increase in the amount of debt currently due related to Addwest's gold loan; the accrual for expected future operating losses on discontinued operations; and the use of cash and short-term investments to fund landfill and gold mine development costs.

As of September 30, 1995, the Company had approximately $13,750 available under its environmental line of credit. The line of credit is secured by substantially all of the Company's environmental assets and bears interest at rates ranging from the Eurodollar rate plus 2.5% to prime plus 0.5%. During November 1995, the Company used $26,000 of the $30,000 proceeds from the sale of its coal subsidiaries (see Note 3a to the consolidated financial statements) to repay in full all outstanding borrowings under the line of credit, thereby increasing the amount available under the line of credit to $39,749. The maximum amount of this line of credit, which expires in May, 1997, is $50,000 and the Company has letters of credit issued against this line of $10,251 as of September 30, 1995.

The Company has various operating leases for transportation and other equipment. Total noncancelable minimum lease payments for the following twelve month period approximate $2,996.

During 1994, the Company acquired a landfill near Macon, Georgia. At the time of acquisition, the existing landfill operation was permitted solely to accept construction and demolition waste and certain industrial wastes. A new permit allowing the landfill to accept municipal solid waste was issued in June 1994. After legal challenges, the permit became final and nonappealable in October, 1995 and an additional payment of approximately $3,600 is required to be made to the seller.

The Company has experienced lower than expected ore grades and other significant startup problems at its Gold Road project. During 1994, the Company's gold mining subsidiary (Addwest) entered into a loan agreement guaranteed by the Company pursuant to which $9,330 was borrowed to finance the development of the project. The Company paid off $2,000 of the loan during October 1995. Pursuant to amended loan terms, the remaining balance of $7,330 is due upon the earlier of the closing of the proposed sale of Addwest (see Note 4 to the consolidated financial statements) or December 29, 1995. In connection with the proposed sale of Addwest, the buyer is to repay $3,000 of the $7,330. The Company will fund the repayment of the balance of this loan from its environmental line of credit, as well as from the proceeds of hedging contracts and gold sales.

There are certain environmental contingencies, primarily consisting of landfill closure obligations, related to the Company's integrated solid waste disposal system operations. The Company estimates and records its costs associated with closure and postclosure monitoring and maintenance for operating landfills based upon relevant government regulations. Accruals for these closure and postclosure costs are provided as permitted airspace of the landfill is consumed. The Company revises its estimates on a periodic basis. As of September 30, 1995, the Company had accrued expenses for closure costs of approximately $4,480. Because of the long-term nature of these obligations, there is a possibility that such obligations, when ultimately paid, may differ substantially from the recorded accrued expense, thus affecting the Company's liquidity.

Considering the existing accruals with respect to the Company's landfills at September 30, 1995, approximately $56,000 of additional expense accruals are to be provided over the remaining lives as permitted airspace of these facilities is consumed. Such additional accruals to be provided have been estimated on current costs and existing regulatory requirements and assume that the landfills will be filled to capacity. Due to uncertainties and significant judgments used in determining the amounts of additional accruals to be provided, the actual amounts to be expended may differ substantially.

The Company is required to provide financial assurance to various regulatory bodies for certain of its estimated closure and post-closure monitoring and maintenance costs. The Company has established irrevocable trust funds and issued letters of credit in response to such requirements.

The Company believes that its present financial condition, considering the funds available under the existing financing agreements and internal financial resources, provides adequate capital reserves and liquidity.

Inflation has not had a significant effect on the Company's business, primarily because the United States economy has been experiencing a period of relatively low inflation.

The Company's capital needs, earnings and cash flow are somewhat dependent on events beyond the Company's control, such as the state of the economy, and changes in existing governmental and environmental regulations.

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

            None.

Item 5.     Other Information.
            -----------------

            None.

Item 6.     Exhibits and Reports on Form 8-K.
            --------------------------------

       (a)  List of Exhibits Filed.
            -----------------------

            Exhibit 10.1 Amendment dated as of October 17, 1995 to the Employment Agreement between the Company and
                           R. Douglas Striebel.

            Exhibit 10.2 First Amendment to the Credit Agreement between Addwest Minerals, Inc. and NM Rothschild & Sons Limited dated as of October 31, 1995.

            Exhibit 27.    Financial Data Schedule.

       (b)  Reports on Form 8-K.
            --------------------

            Since June 30, 1995, the Registrant has filed the following Current Reports on Form 8-K:

            (i) Current Report on Form 8-K dated July 11, 1995, Item 5 Other Events (reporting the withdrawal of the proposal of March 1, 1995 of Larry, Robert and Bruce Addington to exchange their common stock of the Registrant and other consideration for the Registrant's non-environmental operations and the resignation of certain members of the Board of Directors and the Special Committee).

          (ii) Current Report on Form 8-K dated August 2, 1995, Item 5 Other Events (reporting amendments to the agreement in principle to sell the Registrant's precious metals mining subsidiary).

          (iii) Current Report on Form 8-K dated August 4, 1995, Item 5 Other Events (reporting the appointment of four new members to the Registrant's Board of Directors and the sale of shares of the Registrant's common stock by Larry, Robert and Bruce Addington to HPB Associates, L.P.).

           (iv) Current Report on Form 8-K dated September 22, 1995, Item 5 Other Events (reporting the execution of an agreement to sell the Registrant's coal mining subsidiaries and its mining equipment manufacturing and licensing subsidiary to Larry, Robert and Bruce Addington and the execution of an agreement to sell the Registrant's citrus operations in Belize to Larry and Bruce Addington).

            (v) Current Report on Form 8-K dated November 1, 1995 and amended on
                November 17, 1995, Item 2 Acquisition or Disposition of Assets (reporting the consummation of the sale of the Registrant's coal mining subsidiaries, mining equipment manufacturing and licensing subsidiary and citrus operations and the execution of a letter agreement relating to the sale of the Registrant's gold and industrial minerals operations to a private Canadian business group). As amended, the Form 8-K contained the following financial statements (including the notes thereto), each of which is unaudited: (1) Pro Forma Condensed Consolidated Balance Sheet as of September 30, 1995; (2) Pro Forma Condensed Consolidated Statement of Operations for the Nine Months Ended September 30, 1995; and (3) Pro Forma Condensed Consolidated Statement of Operations for the Year Ended December 31, 1995.

           Other than as set forth in paragraph (v) of this Item 6(b), no financial statements were filed with any of the above-referenced reports.

                              SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                ADDINGTON RESOURCES, INC.
                                (Registrant)


Date: November 20, 1995         By:  /s/ R. Douglas Striebel
     -----------------------       -----------------------------------
                                     R. Douglas Striebel
                                     Vice President, Chief
                                     Financial Officer and
                                     duly authorized officer