Form 10-K
period 1995-12-31
ADDINGTON RESOURCES INC
filed 1996-04-01
CIK 810665

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Fiscal Year Ended  December 31, 1995

                                       OR

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________ to ___________

                         Commission File Number 0-16498

                           ADDINGTON RESOURCES, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                     61-1125039
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)

771 Corporate Drive, Suite 1000
Lexington, Kentucky                                      40503
(Address of principal                                 (Zip Code)
executive offices)

Registrant's telephone number
  including area code:                 (606) 223-3824

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

                            Yes   X        No _____
                                 --------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock held by non-affiliates of the registrant as of March 21, 1996.

     Common stock, par value of $1.00 per share -- $95,493,432

     The number of shares of the registrant's common stock outstanding as of March 21, 1996 - 15,156,401 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

                                     PART I


Item 1.  Business.

     Addington Resources, Inc. and its subsidiaries (the "Company") are engaged in the development and operation of integrated solid waste disposal systems for cities and counties in the southeastern United States. Addington Resources, Inc. was incorporated on September 29, 1986, under the laws of Delaware. The Company's integrated solid waste disposal operations described below are conducted through Addington Environmental, Inc. and its affiliates (collectively, the "Environmental Subsidiaries").

     The statements contained in this Annual Report on Form 10-K, including (without limitation), under Part I, Item 1 (Business), Item 3 (Legal Proceedings), and Part II, Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations) contain forward looking statements which involve risks and uncertainties. The Company's actual results may vary significantly from those stated in any forward looking statements. Factors that may cause such differences include, but are not limited to, regulatory changes, loss or failure to obtain governmental permits, competition, the ongoing consolidation of the solid waste management business and the availability of acquisition and expansion opportunities on attractive terms.

Landfill Operations

     As of March 15, 1996, the Company was operating ten landfills in Kentucky, North Carolina, Georgia, and Florida through the Environmental Subsidiaries described below. In developing its landfills, the Company has attempted to develop a cooperative relationship with the counties in which the Company operates. The Company has entered into contractual agreements with each county in which a landfill is located, limiting the amount and source of all accepted waste. Except as set forth below with respect to the Company's landfill in Bibb County, Georgia, the Company is currently permitted at each of its landfills to accept all non-hazardous solid waste which may be disposed of in sanitary landfills under Subtitle D of the Resource Conservation and Recovery Act. The Company does not accept hazardous waste at its landfills.

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

     TRI-K LANDFILL. Tri-K Landfill, Inc. owns and operates a lined landfill in Lincoln County, Kentucky, which it acquired in June 1992. The landfill is located approximately 50 miles south of

Lexington. In March 1995, the Company received a permit to construct a lined facility adjacent to its initial unlined landfill. The first phase of the new landfill opened on July 1, 1995.

     DOZIT LANDFILL. Dozit Co., Inc. owns and operates a lined landfill in Union County, Kentucky, approximately 60 miles south of Evansville, Indiana. The Company commenced operations at the site in October 1994. The facility was permitted and constructed adjacent to an existing unlined landfill which the Company purchased in November 1993, and which was closed by the previous owner.

     EAST CAROLINA LANDFILL. East Carolina Environmental, Inc. owns and operates a lined landfill in Bertie County, North Carolina, approximately 60 miles north of Greenville, North Carolina. The landfill was developed by the Company on a virgin parcel of property which it owns. The landfill commenced operation in October 1993.

     UWHARRIE LANDFILL. In July 1992, Uwharrie Environmental, Inc. commenced operating a landfill in Montgomery County, North Carolina approximately 60 miles east of Charlotte. The facility is owned by Montgomery County and operated by the Company pursuant to a 20-year agreement. In August 1994, the Company received a permit to construct a new lined facility adjacent to the initial unlined landfill. Following construction of the facility in 1995, the new landfill began accepting waste in January 1996.

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

     MID-STATE LANDFILL. Mid-State Environmental, Inc. owns and operates a construction and demolition landfill in Bibb County, Georgia, just outside Macon. The Company acquired the landfill in May 1994. The existing unlined landfill operation near Macon is permitted to accept construction and demolition wastes and certain industrial wastes. The Company has obtained a new permit to allow the landfill to accept municipal solid waste and began construction of a new lined facility for disposal of municipal solid waste. The Company expects to begin accepting waste, including municipal solid waste, in the new landfill during the second half of 1996.

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

     PERSON COUNTY LANDFILL. In August 1994, Upper Piedmont Environmental, Inc. entered into a 20-year contract with Person County, North Carolina to permit, construct, own and operate a new lined landfill. The landfill is currently being developed on a virgin parcel of property owned by the Company. The Company expects to begin accepting waste during the second half of 1996.

     Anticipated capital expenditures for the Company's existing landfill facilities for 1996 are projected to be $15.4 million, although the amounts expended may differ substantially from this amount. In determining whether to construct additional cells at an existing landfill, the Company considers a number of factors including the current and projected volume of waste disposed of at the landfill, the costs of developing the cell, and the market conditions for the landfill.

     The Company actively pursues additional landfill facilities through acquisitions, privatization of municipally owned facilities, as well as start-up facilities, primarily in the southeastern United States. In addition to planned expenditures for existing facilities, the Company anticipates that the Person County Landfill and the new Mid-State Landfill will be constructed in 1996 at a cost of approximately an additional $10.6 million, but there can be no assurance that these landfills will become operational in 1996 nor that the amounts actually expended will not differ substantially from this amount. In addition, should such opportunities arise, there can be no assurance that the Company will be successful in making an acquisition or of profitably operating the acquisition. The Company believes that increased consolidation in the solid waste industry will heighten the competition the Company encounters in its pursuit of additional landfill facilities.

Waste Collection Services

     Established to complement the Company's regional landfills in the southeastern United States, the Company also owns and operates a collection company. The collection company operates in Kentucky with approximately 76,000 residential, commercial, and industrial customers, supported by 68 service and support vehicles. The collection company also operates in Florida and Georgia with approximately 3,200 residential, commercial and industrial customers, supported by 13 service and support vehicles.

     The Company also owns or operates 9 transfer stations. Waste is collected and deposited at these stations by the Company and other private haulers for compaction and transfer to larger trailers for shipment by the Company to its landfills.

     Commercial and industrial collection services are generally performed under one to three-year service agreements, and fees are determined by such considerations as market factors, collection frequency, type of equipment furnished, the type and volume or weight of the waste collected, the distance to the disposal facility and cost of disposal.

     The Company's residential solid waste collection services are performed under contracts with municipalities giving the Company exclusive rights to service all or a portion of the homes in their respective jurisdictions. Such contracts or franchises usually range in duration from one to five years. Residential services involve the curbside collection of waste by the Company's vehicles and the transportation of the collected waste to transfer station and landfills. The fees received by the Company are based primarily on market factors, frequency and type of service, the distance to the disposal facility and cost of disposal. Residential collection fees are paid by the residential customers receiving the service.

Recycling Services

     The Company currently operates a materials recycling facility near its landfill in Montgomery County, North Carolina. The facility accepts mixed solid waste and mechanically separates the recyclables from the waste stream. The Company is also engaged in curbside recycling programs in certain Kentucky communities.

Employees

     At March 15, 1996, the Company employed approximately 381 people. None of the Company's employees are represented by a labor union, and management believes that its relations with its employees are good. The Company has been subject to limited union organizing efforts in the past, but such efforts were not successful. The Company cannot predict whether there will be any such activities in the future. Unionization could adversely affect the Company's costs. The Company maintains administrative offices in Lexington, Kentucky. In the opinion of management, the Company's offices are adequate and suitable for its current operations.

Competition

     Solid waste management is a very competitive business which requires substantial investment in labor and capital resources. The Company believes that the increasing consolidation of the solid waste industry will heighten the Company's competition. The sources of competition vary by locality and by the type of services provided, and originate from national, regional and local companies. Several national waste management companies are much larger and have far greater capital resources than the Company. The Company also competes with counties, municipalities and industrial facilities which provide their own waste collection and disposal operations. Counties and municipalities may have financial advantages from tax exempt financing available to them, which advantage may be offset to some extent by budgetary pressures faced by many of them. Disposal operations compete primarily on the basis of proximity to collection and hauling operations and on the basis of price. The Company anticipates that competition in the disposal business will increasingly include an emphasis on safeguards with respect to the environment, and intends to continue its policy of constructing and operating landfills with high levels of environmental protection and monitoring. Incineration and other waste reduction processes are also sources of competition. However, the Company believes that its contained landfill operations can complement certain of these processes, in that landfills serve as receptacles for incinerating trash and nonprocessable material.

Environmental Liability Insurance and Bonding

     The Company has obtained and currently maintains environmental impairment liability insurance coverage in the amount of $5,000,000 each occurrence, $10,000,000 aggregate, for certain environmental risks arising from the operation of landfill facilities. The environmental impairment liability insurance coverage is specific in qualification and premium cost to each landfill facility through pre-issuance inspections. If an environmental impairment exceeds the loss coverage, the Company's financial condition could be adversely affected. Management believes that the premium charge for its coverage from commercial insurance underwriters is reasonable.

     The Company is also required from time to time to post performance bonds or bank letters of credit in connection with its hauling and collection contracts and the operation or closure of its landfills. The ability to obtain these bonds and letters of credit is contingent upon the Company's performance record and creditworthiness. If the Company were unable to obtain surety bonds or letters of credit in sufficient amounts or at reasonable rates, the Company's ability to operate and expand its waste hauling operations and landfills would be adversely affected.

Government Regulation of Environmental Operations

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

     Although the Company intends to conduct its operations in compliance with applicable laws and regulations, the Company believes that heightened political and citizen sensitivity causes companies in the solid waste management industry to be faced, in the normal course of operating their businesses, with the possibility of expending funds for fines, penalties and environmental compliance. While the Company believes that it is in material compliance with federal, state and local regulations and permits, there can be no assurance that violations will not occur in the future or that claims of deficient performance in the past, present or future will not be asserted. Any such violations or claims could have a material adverse effect on the Company's operations or financial condition or reputation.

     Permitting and Construction Process. The Company is required to obtain construction and operating permits when it designs and constructs new landfills. When appropriate, the Company pursues permits for expansion and/or modification of its landfills, including landfill sites that it acquired. Permit expansions and modifications generally take the form of vertical expansions of existing disposal capacity, lateral expansions of permitted disposal acreage, or modifications of operating restrictions to allow increased disposal volume or additional waste streams.

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

     On October 9, 1991, the EPA promulgated new regulations pursuant to Subtitle D of RCRA. These new regulations include location standards, facility design standards, operating criteria, closure and post-closure requirements, financial assurance standards and groundwater monitoring requirements as well as corrective action standards, all of which had not previously been uniformly applied at landfills within the fifty states. In addition, the new regulations require
                                      -8-
landfills constructed or expanded after October 9, 1993, to have one or more liners (typically high-density polyethylene liners) to keep leachate out of groundwater and have extensive systems to collect leachate for handling and treatment. In addition, by October 9, 1996, groundwater wells must also be installed at virtually all landfills to monitor groundwater quality and the leachate collection system operation. The regulations also require (where threshold test levels are met) that methane gas generated at landfills be controlled in a manner that will protect human health and the environment. Because some states have already adopted regulations at least as stringent as the new federal regulations, the new Subtitle D regulations will cause greater changes in the landfill regulation of certain states than of others. The Company believes that each of its operating landfills complies in all material respects with the applicable requirements of RCRA, including those regulations effective October 9,1996.

     The Federal Water Pollution Control Act ("Clean Water Act"). The Clean Water Act established rules regulating the discharge of pollutants from a variety of sources, including solid waste disposal sites, into waters of the United States. For any discharge, the Clean Water Act would require the Company to apply for and obtain a discharge permit, conduct sampling and monitoring and, under certain circumstances, reduce the quantity of pollutants in those discharges. Also, virtually all landfills are required to comply with the federal storm water regulations, which are designed to prevent possibly contaminated storm water from flowing into surface waters.

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

Discontinued Operations

     Discontinued operations during 1995 consisted of the following: coal mining, mining equipment manufacturing and licensing, citrus properties in Belize, precious and industrial metals mining and incidental limestone properties.

     On August 4, 1995, the Company appointed four new members to its Board of Directors, Howard P. Berkowitz (Chairman), Richard Ravitch, James Grosfeld and Harold Blumenstein, and accepted the resignation of Robert Addington from the Board of Directors. These changes in the Board of Directors followed the execution of a definitive agreement on August 4, 1995, between Larry, Robert and Bruce Addington for their sale of an aggregate of 2,000,000 shares of the Company's Common Stock to HPB Associates, L.P., of which Howard Berkowitz is managing general partner and Messrs. Ravitch and Blumenstein are limited partners.

     Following the reconstitution of the Board of Directors, the Company determined to dispose of its remaining non-environmental operations, with the net proceeds from such sale being deployed to expand the Company's environmental operations.

     After soliciting indications of interest in its non-environmental operations and responding to inquiries received after its August 4, 1995 announcement, on September 22, 1995, the Company entered into a stock purchase agreement with Addington Acquisition Company, Inc., Larry Addington, Robert Addington and Bruce Addington (collectively, the "Addington Brothers") whereby the Company agreed to sell, for $30,000,000 subject to certain working capital adjustments, all the issued and outstanding shares of common stock of Addington Mining, Inc., Mining Technologies, Inc., Addwest Mining, Inc. and Addington Coal Holding, Inc. In addition, the Company retained the right to receive certain payments (anticipated to aggregate $3,000,000 after December 31, 1995) due under the Company's technology sale to BHP Australia Coal Pty. Ltd. The sale of these coal mining and mining equipment manufacturing and licensing subsidiaries was consummated on November 2, 1995.

     Included in this transaction and pursuant to an option agreement date August 4, 1995, the Company sold to the Addington Brothers all of the issued and outstanding shares of common stock of the Company's subsidiary, Tennessee Mining, Inc. The Company is entitled to receive a royalty based on tons of coal delivered under a certain coal sales contract, up to a maximum aggregate royalty of $12,500,000.

     On September 22, 1995, the Company entered into an agreement to dispose of its citrus operations through the sale of its subsidiary, Belize River Fruit Co., to Larry and Bruce Addington in exchange for 1,000,000 shares of Common Stock of the Company owned by Larry and Bruce Addington. This transaction was consummated on November 2, 1995.

     The Company had previously explored opportunities to expand into the mining of limestone in western Kentucky. On November 17, 1995, the Company sold its limestone operations to an unrelated party for $2,500,000.

     Through its subsidiary Addwest Minerals, Inc., the Company engaged in the development of gold and precious metals mining operations. On December 29, 1995, the Company sold the subsidiary to a private Canadian business group for approximately $3,525,000 in cash and assumption of indebtedness.

Item 2.  Properties.

     The Company leases its executive offices consisting of approximately 12,000 square feet located at 771 Corporate Drive, Lexington, Kentucky.

     The table below sets forth certain information (based on current permit status) as of December 31, 1995 with respect to nine of the Company's operating landfills. The Company constructs its landfills in a series of landfill cells as additional airspace is needed to accommodate customer demand.

     The Company owns in fee the property at the following landfills: Epperson, Green Valley, Tri-K, Dozit, East Carolina and Mid-State. The Company operates landfills under contracts with the local governments at Ohio County, Uwharrie and Broadhurst. For additional information concerning the Company's landfills, see Item 1. "Business--Landfill Operations."


                            REMAINING                                WASTE
                           CAPACITY/1/   REMAINING                FOOTPRINT/3/
LANDFILL                  (CUBIC YARDS)   LIFE/2/   TOTAL ACRES     (ACRES)
- --------                  -------------  ---------  -----------  -------------
Ohio County Landfill        19,395,756   47 years       908           178
Epperson Landfill           11,223,301   29 years       600           100
Green Valley Landfill        2,704,748    9 years       266            37
Tri-K Landfill               6,575,341   42 years       318            64
Dozit Landfill               6,124,268   49 years       224            47
East Carolina Landfill       9,059,552   17 years       504           103
Uwharrie Landfill            5,023,140   19 years       300            58
Broadhurst Landfill          9,405,565   48 years       901            80
Mid-State Landfill/4/        6,388,613   23 years       400            78


_____________________

1 Total yards of airspace does not represent total yards of actual waste space because daily soil cover reduces the airspace available for waste. However, available airspace may be maximized through compacting the waste and using alternative cover systems.
2 Determined by dividing average daily volume into remaining capacity. Life expectancy will decrease with increases in the rate of waste disposal.
3   Maximum acreage permitted for actual waste disposal area.
4 Includes information from area expected to open during the second half of 1996.

     In January 1995, the Company commenced operation of a landfill owned by Pinellas County, Florida. The landfill is operated by the Company pursuant to a 5-year agreement with two 2-year extensions at the option of the county and contractor. The Company believes that the landfill has remaining capacity in excess of the amount needed during the term of the 5-year agreement.

     The Company is currently in the process of obtaining a permit to construct a landfill in Person County, North Carolina, which is expected to have a capacity of 8,500,000 cubic yards, total acreage of 583 acres, and a waste footprint of 70 acres. The Company currently has the right to purchase 583 acres.

Item 3.  Legal Proceedings.

     There are no material pending legal proceedings against the Company. The Company's business is regulated by federal, state and local statutes and regulations regulating the discharge of materials into the environment or primarily for the purpose of protecting the environment. In the ordinary course of its operations, the Company is frequently a party to judicial or administrative proceedings involving all levels of governmental authorities and other interested parties. These proceedings relate to original or renewal permit applications in connection with the establishment, operation, expansion, closure and post-closure activities relating to its landfills. In these proceedings legal challenges are routinely made by various parties.

Item 4.  Submission of Matters to a Vote of Security Holders.

          (a) The annual meeting of stockholders (the "Annual Meeting") was held on October 17, 1995.

          (b)   Not applicable.

          (c) Briefly described below is each matter voted upon the number of votes cast for, against or at the Annual Meeting, withheld, as well as the number of abstentions. There were no broker non-votes on any matters.

               (1) Vote count on election of Directors at the Annual Meeting:

               Name                   Number of Shares     Withheld Votes
               ----                   ----------------     --------------

               Larry Addington            13,605,025           14,060
               Stephen Addington          13,605,025           14,060
               Howard P. Berkowitz        13,605,005           14,080
               Harold Blumenstein         13,605,005           14,080
               Jack C. Fisher             13,605,125           13,960
               James Grosfeld             13,605,205           13,880
               Richard Ravitch            13,605,005           14,080

               (2) Arthur Andersen LLP was appointed as the Company's independent public accountants for the fiscal year ending December 31, 1995 at the Annual Meeting. The results of the vote were: 13,614,815 shares were voted For; 1,740 shares were voted Against; and 2,530 shares Abstained.

                                    PART II


Item 5.   Market for Registrant's Common Stock and
          Related Stockholder Matters.
          ----------------------------------------


     The Company's Common Stock trades on the Nasdaq National Market System (symbol-ADDR). The table below sets forth the high and low sales prices as reported on Nasdaq for the periods indicated.


                                                     High      Low
                                                    -------    -------

1994
     First Quarter                                 $19 3/4    $14
     Second Quarter                                 17 3/4     13 1/2
     Third Quarter                                  16 3/4     12 3/4
     Fourth Quarter                                 13 1/2      8

1995
     First Quarter                                 $11 1/2    $ 8
     Second Quarter                                 14 7/8      9 1/2
     Third Quarter                                  15 1/2      9 1/2
     Fourth Quarter                                 15 1/2     12 3/8


     At March 22, 1996, the Company's Common Stock was held by approximately 1,500 stockholders of record or through nominee or street name accounts with brokers.

     Holders of Common Stock are entitled to receive ratably such dividends as may be declared by the Board of Directors out of funds legally available therefor. The Company has not paid any dividends during the past two years and anticipates that, for the foreseeable future, it will follow a policy of retaining earnings to finance expansion and development of its business.

     The Company currently has certain financing arrangements which contain certain restrictive covenants which, among others, limit the amount of dividends that the Company can pay, limit its ability to incur additional indebtedness, require an as-defined minimum tangible net worth, require a minimum current ratio, and limit the ability of certain subsidiaries to pay cash dividends to the Company. See Note 10 to the Consolidated Financial Statements.

Item 6.   Selected Financial Information

The following selected financial information of the Company for each of the five years in the period ended December 31, 1995 are derived from the Consolidated Financial Statements of the Company. The Company has restated its previously issued financial statements as required in connection with the implementation of discontinued operations accounting. The selected financial information should be read in conjunction with the Consolidated Financial Statements and the notes thereto appearing elsewhere herein.


                                                           Years Ended December 31,
                                           ------------------------------------------------------
Income Statement Data                         1995       1994        1993       1992       1991
- ---------------------                      --------    --------    --------   --------   --------
                                                    (in thousands, except per share data)
Total Revenues                              $ 56,739   $ 36,057    $ 22,600   $  7,779   $  1,867
                                            --------   --------    --------   --------   --------

Costs and Expenses
  Cost of operations                          30,574     19,665      10,966      4,037      1,504
  Provision for asset writedown                --           670       5,122      --         --
  Depreciation and amortization                7,506      4,133       2,728        832        329
  Selling, general and administrative          6,631      7,119       6,503      2,479        985
                                            --------   --------    --------   --------   --------
Total costs and expenses                      44,711     31,587      25,319      7,348      2,818
                                            --------   --------    --------   --------   --------
Income (loss) from operations                 12,028      4,470      (2,719)       431       (951)
                                            --------   --------    --------   --------   --------

Total interest and other income (expense)       (528)      (480)         10     (1,037)      (443)
                                            --------   --------    --------   --------   --------

Income (loss) before income tax
  provision (benefit)                         11,500      3,990      (2,709)      (606)    (1,394)

Income tax provision (benefit)                 4,426      1,596      (1,029)      (230)      (529)
                                            --------   --------    --------   --------   --------

Net income (loss) from continuing
  operations                                   7,074      2,394      (1,680)      (376)      (865)

Discontinued operations, net of tax          (24,830)    (9,528)    (14,509)    11,412     (8,821)
                                            --------   --------    --------   --------   --------
Net income (loss)                           $(17,756)  $ (7,134)   $(16,189)  $ 11,036   $ (9,686)
                                            ========   ========    ========   ========   ========

Income (loss) from continuing operations
  per share                                 $   0.45   $   0.15    $  (0.11)  $  (0.02)  $  (0.06)
Income (loss) from discontinued
  operations per share                         (1.58)     (0.60)      (0.93)      0.74      (0.58)
                                            --------   --------    --------   --------   --------
Income (loss) per share                     $  (1.13)  $  (0.45)   $  (1.04)  $   0.72   $  (0.64)
                                            ========   ========    ========   ========   ========

Cash dividends declared per share              --         --          --         --         --

Balance Sheet Data
- ------------------
Working capital                             $  5,653   $  1,259    $ 15,083   $ 33,781   $ 10,640
Total assets                                 128,282    194,321     281,089    282,277    274,134
Long-term debt, net of current portion        14,407     32,767      10,798      1,048        322
Stockholders' equity                          91,186    120,221     124,933    136,811    125,685

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
         -----------------------------------------------------------------------
                 (amounts in thousands, except per share data)

The following discussion reviews the Company's operations for the three years ended December 31, 1995 and should be read in conjunction with the Company's Consolidated Financial Statements and related notes thereto and Selected Consolidated Financial Information. The Company has restated its previously issued financial statements in connection with the Company's determination to discontinue its operations relating primarily to coal mining, mining equipment manufacturing and licensing, citrus properties in Belize, precious and industrial metals mining and incidental limestone properties. The Company's continuing operations are comprised of integrated solid waste management including landfill operations and waste collection and recycling services.

As part of the Company's plan to dispose of all of its non-environmental operations, it has taken the following actions:

(1) On September 22, 1995, the Company entered into a stock purchase agreement with Addington Acquisition Company, Inc., Larry Addington, Robert Addington and Bruce Addington (collectively, the "Addington Brothers") whereby the Company agreed to sell, for $30,000, subject to certain working capital adjustments, in exchange for all the issued and outstanding shares of common stock of its subsidiaries, Addington Mining, Inc., Mining Technologies, Inc., Addwest Mining, Inc. and Addington Coal Holding, Inc. In addition, the Company retained the right to receive certain payments (anticipated to aggregate $3,000 after December 31, 1995) due under the Company's technology sale to BHP Australia Coal Pty. Ltd. (see Note 4).
     The sale was consummated on November 2, 1995.

(2) Included in this transaction and pursuant to an option agreement dated August 4, 1995, the Company sold to the Addington Brothers all of the issued and outstanding shares of common stock of its subsidiary, Tennessee Mining, Inc. The Company is entitled to receive a royalty based on tons of coal delivered under a certain coal sales contract, up to a maximum aggregate royalty of $12,500.

(3) On September 22, 1995, the Company entered into an agreement to sell all of the issued and outstanding shares of common stock of its subsidiary, Belize River Fruit Co., to Larry and Bruce Addington in exchange for 1,000 shares of common stock of the Company owned by Larry and Bruce Addington. The transaction was consummated on November 2, 1995.

(4) On November 17, 1995, the Company sold all of the real property, as well as all buildings, structures and improvements of its wholly owned subsidiary, New River Lime, Inc. (NRL), to an unrelated party for $2,500 in cash.

(5) On November 1, 1995, the Company entered into a letter agreement that provided for the sale to an unrelated party of all the capital stock of Addwest Minerals, Inc. (Addwest). On December 29, 1995, the Company consummated the sale of the capital stock of Addwest. The total amount of proceeds received by the Company with the sale of Addwest was $3,525.

                 Results of Operations 1995 Compared with 1994
                 ---------------------------------------------

Net income from continuing operations during the year ended December 31, 1995 was $7,074 or $.45 per share, compared to net income of $2,394 or $.15 per share for the year ended December 31, 1994.

The Company's revenues and income from continuing operations for the years ended December 31, 1995 and 1994, respectively, are comprised of the following (in thousands):

                                            Year Ended December 31, 1995
- ---------------------------------------------------------------------------------------------------------------------
                                          Landfill/Transfer          Hauling/Transfer    Other    Elim (1)    Total
- ---------------------------------------------------------------------------------------------------------------------
Revenues                                       $48,788                   $17,338       $   294    $(9,681)    $56,739
Income from Operations                          14,514                    (1,423)       (1,063)      ----      12,028
Tons Received by
  Landfills (2)                                  1,781
- ---------------------------------------------------------------------------------------------------------------------

                                            Year Ended December 31, 1994
- ---------------------------------------------------------------------------------------------------------------------
                                          Landfill/Transfer          Hauling/Transfer    Other    Elim (1)    Total
- ---------------------------------------------------------------------------------------------------------------------
Revenues                                       $30,978                   $10,604          ----    $(5,525)    $36,057
Income from Operations                           8,503                    (3,059)         (974)      ----       4,470
Tons Received by
  Landfills (2)                                  1,143
- ---------------------------------------------------------------------------------------------------------------------

(1)  These amounts eliminate intercompany revenues
(2) Excludes tons at one landfill managed by the Company for Pinellas County Florida

Total revenues increased from $36,057 generated during the year ended December 31, 1994 to $56,739 generated during the year ended December 31, 1995. This 57% increase in total revenues reflects the 56% increase in tons of waste received at the Company's landfills as well as substantially improved operating results from the Company's waste collection services. This increase in tons is primarily attributable to internal growth, including additional tonnage received at the Company's East Carolina and Epperson sites under new contracts entered into in May and June 1994, respectively, and the operation of ten landfills during the entire year of 1995. During 1994, the Company operated six landfills during the entire year and three landfills during a portion of the year. The six landfills that operated during the entire year of 1994 generated $26,533 revenues and received 1,077 tons. During 1995 these same six landfills generated $34,701 revenues and received 1,522 tons. Currently, the Company has two landfills under development, but the Company can make no assurance as to when (or if) these landfills will be operational. Improved revenues arising from the Company's waste collection services are primarily the result of additional customers and additional revenues generated by a contract signed in June 1995 to operate a transfer station in central Kentucky. The Company does not allow a discount on its waste collection services for waste delivered to Company landfills.

As a percentage of total revenues, cost of operations decreased to 54% for the year ended December 31, 1995 as compared to 55% for the year ended December 31, 1994. This decrease reflects improved operating efficiencies at the waste collection operations as well as economies of scale realized by the Company as certain of its fixed costs are spread over a broader revenue base.

During the year ended December 31, 1994, the Company provided for asset write-downs of $670 associated with certain environmental projects which the Company decided should no longer be pursued. No provisions occurred through the year ended December 31, 1995 in the environmental business.

Depreciation and amortization increased $3,373 (or 82%) during the year ended December 31, 1995 as compared to the year ended December 31, 1994. This increase is primarily attributable to an increase in tonnage received as well as the purchase and development of additional capital assets within the environmental operations. Capitalized landfill development costs are amortized as permitted airspace of the landfill or the related cell, as applicable, is consumed.

Selling, general and administrative expenses decreased $488 (or 7%) during the year ended December 31, 1995 as compared to the year ended December 31, 1994.
As a percentage of revenues, selling, general and administrative expenses decreased from 20% to 12%. This decline is primarily due to additional administrative expenses incurred during 1994 related to the severance package given to the former environmental president and lower general and administrative expenses incurred during 1995 due to lower corporate overhead incurred, primarily executive salaries, resulting from the sale of the non-environmental operations and overall improved operating efficiencies at the Company's environmental operations.

Income from operations increased $7,558 (or 169%) during the year ended December 31, 1995. Income from operations increased as a percentage of revenues from 12% to 21%. The increase in income from operations in dollars and as a percentage of revenues is attributable to : (1) the higher revenues generated by the Company's landfills and hauling operations allowing the Company to spread its fixed costs over a larger revenue base, (2) improved operational efficiencies at the Company's hauling operations, and (3) the absence of any provision for asset write-downs in 1995 in contrast to the $670 recorded in 1994.

Interest income decreased to $444 during the year ended December 31, 1995 as compared to $772 during the year ended December 31, 1994. The Company has from time to time paid amounts into escrow under state regulation related to closure and post-closure cost of its landfills. This decrease is due to a decrease in escrow cash balances outstanding during 1995 as compared to 1994. During 1995, the Company issued letters of credit in exchange for reducing or eliminating virtually all of its escrow accounts (see Note 1d).

Interest expense increased to $955 during the year ended December 31, 1995 as compared to $277 during the year ended December 31, 1994. This increase is principally due to higher debt levels during 1995 compared to 1994. Average debt levels were higher in 1995 due to additional borrowing on the Company's line of credit to fund certain landfill acquisition, construction and development costs. The amount of interest capitalized during 1995 was $2,012 compared to $1,464 capitalized during 1994.

Other expense was $17 during the year ended December 31, 1995 compared to $975 during the year ended December 31, 1994. During 1994, the Company wrote-off its $1,200 investment in a recycling technologies company (see Note 15b).

The Company's effective tax rate during 1995 was 38.5% compared to 40% during 1994. The decline in the Company's effective tax rate was primarily due to utilization of minimum tax credit carryforwards in 1995.

During the third quarter of 1995, the Company implemented a formal plan to dispose of all of its non-environmental operations. The Company initially recorded an estimate of the loss on the disposal of the discontinued operations of approximately $30,500 (net of income tax benefits of approximately $10,000) which represents the estimated loss on the disposal of the non-environmental operations and a provision of approximately $2,000 for expected operating losses through the final disposition of such operations.

Upon ultimate disposal of its discontinued operations, the Company determined its initial estimates did not require adjustment.

As of December 31, 1995, the Company has sold all of its subsidiaries included in discontinued operations, hence fully disposing of all non-environmental operations (see Note 3). The recorded transactions reflect the disposal of all of the Company's non-environmental segments and, accordingly, the operating results of these segments have been classified as discontinued operations for all periods presented in the accompanying consolidated financial statements. Operating results from the discontinued operations for the years ended December 31, were as follows:


                                                    1995        1994
                                                  --------    --------
    Operating revenues                            $105,056    $115,099
                                                  --------    --------

    Income (loss) before income taxes                7,606     (14,908)


    Income tax provision (benefit)                   1,899      (5,380)
                                                  --------    --------

    Income (loss) from discontinued
      operations                                  $  5,707    $ (9,528)
                                                  --------    --------

Included in income from discontinued operations for 1995 is approximately $14,000 of revenue and $13,000 of pre-tax income from the sale of the Company's mining technology patent rights in Australia, offset by a $5,300 disposal loss accrual recorded for the Company's precious and industrial metals mining subsidiary.

Included in the loss from discontinued operations in 1994 are the following pretax items: $6,157 loss on disposal in connection with Pittston Minerals Group, Inc. (Pittston) (see Note 3e), $6,800 loss on Southern Illinois Mining Company, Inc. (see Note 3f) and $3,400 loss on limestone project.

The assets and liabilities of the discontinued operations have been reclassified in the accompanying consolidated balance sheets from the historical classification in order to separately identify them as net assets of discontinued operations. These net assets consist primarily of net working capital, tangible and intangible noncurrent assets and other long-term liabilities.

                 Results of Operations 1994 Compared with 1993
                 ---------------------------------------------

Net income from continuing operations during 1994 was $2,394 or $.15 per share, compared to net loss of $1,680 or $.11 per share for 1993.

The Company's revenues and income from continuing operations for the years ended December 31, 1994 and 1993, respectively, are comprised of the following (in thousands):

                                            Year Ended December 31, 1994
- -------------------------------------------------------------------------------------------------------------------
                                          Landfill/Transfer         Hauling/Transfer    Other     Elim       Total
- -------------------------------------------------------------------------------------------------------------------
Revenues                                       $30,978                   $10,604        ----    $(5,525)    $36,057
Income (loss) from Operations                    8,503                    (3,059)       (974)                 4,470
Tons Received by
  Landfills (2)                                  1,143
- -------------------------------------------------------------------------------------------------------------------

                                            Year Ended December 31, 1993
- -------------------------------------------------------------------------------------------------------------------
                                          Landfill/Transfer         Hauling/Transfer   Other      Elim      Total
- -------------------------------------------------------------------------------------------------------------------
Revenues                                       $17,264                   $ 7,665        ----    $(2,329)    $22,600
Income (loss) from Operations                    5,817                    (2,268)     (6,268)      ----      (2,719)
Tons Received by
  Landfills (2)                                    753
- -------------------------------------------------------------------------------------------------------------------

(1) These amounts eliminate intercompany revenues.
(2) Excludes tons at one landfill managed by the Company for Pinellas County Florida

Total revenues increased from $22,600 generated during the year ended December 31, 1993 to $36,057 generated during the year ended December 31, 1994. This 60% increase in total revenues reflects the 52% increase in tons of waste received at the Company's landfills. This increase in tons is primarily attributable to internal growth and the operation of six landfills during the entire year of 1994, and three landfills during a portion of the year. During 1993, the Company operated five landfills during the entire year and one landfill during a portion of the year. The five landfills that operated during the entire year of 1993 generated $15,696 revenues and received 715 tons. During 1994 these same five landfills generated $18,431 revenues and received 833 tons. The Company does not allow a discount on its waste collection services for wasted delivered to Company landfills.

As a percentage of total revenues, cost of operations increased from 49% for 1993 to 55% for 1994. This increase is primarily attributable to the three additional landfills coming on-line in 1994 having higher cost of operations compared to the six landfills already operating. These higher losses are principally due to these new landfills having relatively higher fixed costs during their start-up phase due to lower tonnage volumes compared to the existing six landfills. Additionally the Company's losses from hauling operations increased in 1994. The increase in these losses from hauling operations was primarily due to the Company investing in a total of three start-up hauling operations in late 1993 and 1994. During the start-up phase, the Company incurred losses while building the revenue base of these start-up hauling operations.

During the year ended December 31, 1994, the Company provided for asset write-downs of $670 associated with certain environmental projects which the Company decided should no longer be pursued. During the year ended December 31, 1993, the Company wrote-off $5,122 related to certain experimental recycling and composting technology assets (see Note 15).

Depreciation and amortization increased $1,405 (or 52%) during the year ended December 31, 1994 as compared to the year ended December 31, 1993. This increase is primarily attributable to an increase in tonnage received as well as the purchase and development of additional capital assets within the environmental operations. Capitalized landfill development cost are amortized as permitted airspace of the landfill or the related cell, as applicable, is consumed.

Selling, general and administrative expenses increased $616 (or 9%) during the year ended December 31, 1994 as compared to the year ended December 31, 1993. As a percentage of revenues, selling, general and administrative expenses decreased from 26% to 20%, reflecting additional overhead needed to support the growth of the environmental operations and additional administrative expenses incurred during 1994 related to the severance package given to the former environmental president.

Income from operations increased $7,189 during the year ended December 31, 1994. The increase in income from operations is attributable to : (1) the higher revenues generated by the Company's landfill operations allowing the Company to spread its fixed costs over a larger revenue base, and (2) the provision for asset write-downs in 1994 amounting to $670 compared to $5,122 in 1993.

Interest income increased from $0 during the year ended December 31, 1993 to $772 during the year ended December 31, 1994. This increase is due to an increase in the average amount of short-term investments and restricted cash outstanding during 1994.

Interest expense increased form $0 during the year ended December 31, 1993 to $277 during the year ended December 31, 1994. This increase is primarily due to the Company's ability to capitalize additional interest expense in 1993 compared to 1994. The amount of interest capitalized during 1994 was $1,464 compared to $2,111 capitalized during 1993.

Other expense was $10 during the year ended December 31, 1993 compared to $975 during the year ended December 31, 1994. During 1994, the Company wrote-off its $1,200 investment in a recycling technologies company (see Note 15).

The Company's effective tax rate during 1993 was 38% and remained relatively unchanged compared to 40% during 1994.

During the third quarter of 1995, the Company implemented a formal plan to dispose of all of its non-environmental operations. As of December 31, 1995, the Company has sold all of its subsidiaries included in discontinued operations, hence fully disposing of all non-environmental operations (see Note
3). The recorded transactions reflect the disposal of all of the Company's non-environmental segments and, accordingly, the operating results of these segments have been classified as discontinued operations for all periods presented in the accompanying consolidated financial statements. Operating results from the discontinued operations for the years ended December 31, were as follows:

                                                            1994        1993
                                                          --------    --------
                   Operating revenues                     $115,099    $359,218
                                                          --------    --------

                   Income (loss) before income taxes       (14,908)    (18,897)

                   Income tax provision (benefit)           (5,380)     (4,388)
                                                          --------    --------

                   Income (loss) from discontinued
                     operations                           $ (9,528)   $(14,509)
                                                          --------    --------


Included in the loss from discontinued operations in 1994 are the following pretax items: $6,157 loss on disposal in connection with Pittston Minerals Group, Inc. (Pittston) (see Note 3e), $6,800 loss on Southern Illinois Mining Company, Inc. (see Note 3f) and $3,400 loss on limestone project.

Included in the loss from discontinued operations in 1993 are the following pretax items: $9,384 loss on sulfur project, $5,800 loss on Southern Illinois Mining Company, Inc. (see Note 3f) and $4,050 loss on litigation settlements.

The assets and liabilities of the discontinued operations have been reclassified in the accompanying consolidated balance sheets from the historical classification in order to separately identify them as net assets of discontinued operations. These net assets consist primarily of net working capital, tangible and intangible noncurrent assets and other long-term liabilities.

                              Financial Condition
                              -------------------

The Company's cash and cash equivalents and short-term investments totaled $3,387 at December 31, 1995 compared to $4,193 at December 31, 1994. This decrease is primarily due to the Company using its cash and investments to pay down debt during 1995.

Accounts receivable at December 31, 1995 totaled $9,090, compared to the balance of $7,011 at December 31, 1994. This increase is primarily due to additional tonnage being received by the Company's landfill operations as well as expansion of the Company's waste collection services.

Prepaid expenses and other at December 31, 1995 total $2,626 compared to the balance of $193 at December 31, 1994. This increase is primarily due to the timing of payments on prepaid insurance and other prepaid expenses.

Property, plant and equipment, net, increased to $105,747 at December 31, 1995, compared to $81,517 at December 31, 1994. This increase is primarily due to an increase in landfill and other environmental related development costs, net of depreciation charges.

Property, plant and equipment and other long-term assets of discontinued operations totaled $91,490 at December 31, 1994. These assets were subsequently sold in 1995 as discussed in detail in Note 3.

Restricted cash decreased to $40 at December 31, 1995 as compared to $4,348 at December 31, 1994. This decrease is primarily due to a change in the Company's strategy to satisfy individual state requirements for securing landfill closure liabilities. In the past, the Company deposited cash in trust funds to meet individual state regulations for closure and post closure liabilities. Currently, the Company meets these regulations by posting letters of credit.

Other assets decreased to $1,850 at December 31, 1995 as compared to $5,569 at December 31, 1994. This decrease is primarily attributable to the sale of an aircraft by the Company during the first quarter of 1995. This aircraft was classified as an asset held for sale in other assets during 1994.

Accounts payable at December 31, 1995 increased to $4,743 as compared to the December 31, 1994 balance of $3,183. This 49% increase is primarily due to the growth of the Company's environmental operations and the timing of payments on accounts payable.

The Company's current portion of long-term debt outstanding increased to $1,823 at December 31, 1995 as compared to $880 at December 31, 1994, primarily due to additional landfill equipment being acquired in 1995 and a change in the method used by the Company to finance equipment during 1995. Previously, this equipment was financed under operating leases and during 1995 these leases were converted to capital leases.

Accrued expenses and other liabilities decreased to $3,504 at December 31, 1995 as compared to the $5,386 balance at December 31, 1994. This decrease is primarily due to the timing of payments relating to payroll, property taxes, workers compensation and other expenses.

The Company's net current liabilities of discontinued operations were $689 at December 31, 1994. These assets were subsequently sold in 1995 as discussed in detail in Note 3.

The Company's long-term debt outstanding decreased to $14,407 at December 31, 1995 as compared to $32,767 at December 31, 1994. This decrease is primarily due to the Company paying down the environmental line of credit with proceeds from the sale of its non-environmental operations, offset by the additional debt incurred in connection with converting operating leases of equipment to capital leases.

Accrued closure and post-closure costs at December 31, 1995 increased to $5,168 as compared to the $2,784 balance at December 31, 1994. This increase is primarily due to the operation of ten landfills during the entire year of 1995. During 1994, the Company operated six landfills during the entire year and three landfills during a portion of the year. The accrual for closure and post-closure cost is based upon the estimated aggregate closure and post-closure costs to be incurred at the time that the landfills cease to accept waste and are closed. The amount of the accrual is calculated using the number of tons received by the landfills each year. Therefore, the increase in this accrual is due to the landfills receiving additional tons during 1995.

The Company's other long-term liabilities increased to $7,451 at December 31, 1995 as compared to $2,981 at December 31, 1994. This accrual primarily relates to income taxes and the remaining reserve recorded to cover costs associated with the disposal of the discontinued operations.

The Company's long term liabilities of discontinued operations were $24,864 at December 31, 1994. These assets were subsequently sold in 1995 as discussed in detail in Note 3.

                        Liquidity and Capital Resources
                        -------------------------------
The working capital needs of the Company have been met primarily though a combination of funds provided by banks, proceeds from the sale of non-environmental operations (see Note 3), and cash generated through operations.

The overall net increase in cash and cash equivalents was $668 and $1,920 for the years ended December 31, 1995 and 1994, respectively. Such net increases reflect net cash used in operating, investing and financing activities.

Net cash provided by operations was $15,908 and $11,900 for 1995 and 1994, respectively. This fluctuation between years is primarily a result of improved 1995 operating income.

Net cash provided by (used in) investing activities was $9,403 and $(32,224) for 1995 and 1994, respectively. The 1995 amount primarily represents the proceeds from the sale of the discontinued operations and a change in the Company's strategy to satisfy state regulations for landfill closure and post-closure offset by continued landfill development costs. The 1994 amount primarily represents acquisitions of environmental companies and continued landfill development costs.

Net cash (used in) provided by financing activities was $(24,643) and $22,244 for 1995 and 1994, respectively. The 1995 amount primarily represents the Company paying off the outstanding balance on the environmental subsidiaries line of credit. The 1994 amount primarily represents borrowings on the environmental line of credit.

Net working capital as of December 31, 1995 was approximately $5,653, compared to approximately $1,259 as of December 31, 1994. This increase is primarily attributable to the remaining proceeds from the sale of the discontinued operations, offset by the use of short-term investments to fund landfill development costs.

As of December 31, 1995, the Company had approximately $23,526 available under its line of credit. The line of credit is secured by substantially all of the Company's assets and bears interest at rates ranging from the Eurodollar rate plus 1.75% to 2.75% to the bank's base rate plus 0% to .75%. During 1995, the Company repaid in full all outstanding borrowings under the line of credit with the proceeds from the sale of the Company's non-environmental assets. The maximum amount available under the line of credit, which expires July 31, 1997, is $50,000, offset by issued letters of credit of approximately $26,474.

The Company has various operating and capital leases for transportation and other equipment. Total noncancelable minimum lease payments for 1996 approximate $4,184.

During 1994, the Company acquired a landfill near Macon, Georgia. At the time of acquisition, the existing landfill operation was permitted solely to accept construction and demolition waste and certain industrial wastes. A new permit allowing the landfill to accept municipal solid waste was issued in June 1994. After legal challenges, the permit finally became non appealable in October, 1995 and an additional payment of approximately $3,600 was made to the seller in 1995.

There are certain environmental contingencies, primarily consisting of landfill closure obligations, related to the Company's integrated solid waste disposal system operations. The Company estimates and records its costs associated with closure and post-closure monitoring and maintenance for operating landfills based upon relevant government regulation. Accruals for these closure and post-closure costs are provided as permitted airspace of the landfill is consumed. The Company revises its estimates on a periodic basis. As of December 31, 1995, the Company had accrued expenses for closure costs of approximately $5,168. Because of the long-term nature of these obligations, there is a possibility that such obligations, when ultimately paid, may differ substantially from the recorded accrued expense, thus affecting the Company's liquidity.

Considering the existing accruals with respect to the Company's landfills at December 31, 1995, and assuming significant additional future capital costs are made to complete expansion efforts over the expected lives of the landfills, approximately $70,000 of additional expense accruals are to be provided over the remaining lives as permitted airspace of these facilities is consumed. Such additional accruals to be provided have been estimated based on current costs and existing regulatory requirements and assume that the landfills will be filled to capacity. Due to uncertainties and significant judgments used in determining the amount of additional accruals to be provided, the actual amount to be expended may differ substantially.

The Company is required to provide financial assurance to various regulatory bodies for certain of its estimated closure and post-closure monitoring and maintenance costs. The Company has provided letters of credit and established trust funds in response to such requirements.

The Company projects capital expenditures for existing landfill facilities for 1996 to be $15,400, although the amounts expended may differ substantially from this amount. The Company is actively pursuing additional landfill facilities through acquisitions, privatization of municipally owned facilities, as well as start-up facilities. In addition to planned expenditures for existing facilities, the Company anticipates that the Person County landfill and the new Mid-State landfill will be constructed in 1996 at a cost of approximately an additional $10,600, but there can be no assurance that these landfills will become operational in 1996 nor that the amounts actually expended will not differ substantially from this amount.

The Company believes that its present financial condition, considering the funds available under the existing financing agreements and internal financial resources, provides adequate capital reserves and liquidity.

Inflation has not had a significant effect on the Company's business, primarily because the United Sates economy has been experiencing a period of relatively low inflation.

The Company's capital needs, earnings and cash flow are somewhat dependent on events beyond the Company's control, such as the state of the economy, changes in existing governmental and environmental regulations and the availability of expansion opportunities.


Environmental Matters

The Company, during its normal course of business, is faced with the need to expend funds for environmental protection and remediation, however, such expenditures are not expected to have a materially adverse effect on its financial condition or results of operations considering its business is based upon compliance with environmental laws and regulations and its services are priced accordingly. Though it is possible that such costs might increase in the future, the Company believes that in general it benefits from increased government regulation based on an increased demand for its services and adequate resources and experience to manage environmental risk.

As part of its ongoing operations, the Company provides for its estimated closure and post-closure monitoring and maintenance costs as remaining; permitted airspace at its landfill facilities are consumed. Closure and post-closure monitoring and maintenance costs include final capping of the site, site inspections, groundwater monitoring, leachate management, methane gas control and recovery, and operation and maintenance costs as the remaining permitted airspace of such facilities is consumed.

Item 8.  Financial Statements and Supplementary Data.

         See accompanying Table of Contents to Consolidated Financial Statements and Schedules.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

     The following information is furnished as of March 15, 1996, with respect to the executive officers and directors of the Company.


Name                   Age                   Position with the Company
- ----                   ---                  -------------------------

Howard P. Berkowitz     55     Chairman of the Board

Jack T. Baker           45     President

R. Douglas Striebel     38     Vice President, Treasurer and Chief Financial Officer

Larry Addington         60     Director

Stephen Addington       29     Director

Harold Blumenstein      58     Director

Jack C. Fisher          67     Director

James Grosfeld          58     Director

Richard Ravitch         62     Director

     All directors hold office until the next annual meeting of stockholders and until their successors are elected and qualified. Officers serve at the discretion of the Board of Directors. All officers spend substantially full time working for the Company or its subsidiaries.

     Howard P. Berkowitz has been Chairman of the Board of Directors of the Company since August 1995, and had previously been a director of the Company from April 1995 to July 1995. Mr. Berkowitz has served as the managing partner of HPB Associates, L.P., ("HPB"), a private investment partnership, since 1979. Mr. Berkowitz is also a director of Pulte Corporation.

     Jack T. Baker was appointed President of the Company effective February 2, 1996. Since 1990, Mr. Baker has served the Company's environmental operations in various capacities, including as Executive Vice President, General Counsel, and President of Addington Environmental, Inc.

     R. Douglas Striebel has served as Vice President and Chief Financial Officer of the Company since 1988. From 1984 until joining the Company, Mr. Striebel was an Audit Manager with Arthur Andersen & Co.

     Larry Addington has served as director of the Company since its organization in 1986. Mr. Addington served as Chief Executive Officer of the Company from its organization until September 22, 1995, and as President of the Company from its organization until June 30, 1994. Mr. Addington currently serves as Chief Executive Officer of Addington Enterprises, Inc., a coal mining and mining equipment manufacturing and licensing corporation.

     Stephen Addington has served as a director of the Company since October 17, 1995. Mr. Addington served as Vice President of Operations for the Company's environmental subsidiary from 1992 to August 1995. From 1990 to 1992, Mr. Addington served as a regional manager for a coal subsidiary of the Company. Mr. Addington currently serves as General Manager of Addington Enterprises, Inc.

     Harold Blumenstein has served as a director of the Company since August 1995. Mr. Blumenstein is a general partner of Paragon Properties Company, a real estate development, investment and management company, where he has been employed since 1971. Mr. Blumenstein is also a director of Copart, Inc.

     Jack C. Fisher has served as a director of the Company since 1987. Mr. Fisher served as mayor of Owensboro, Kentucky from 1984 to 1987. He is currently retired. Before 1984, Mr. Fisher served as manager of U. S. Postal service mail processing operations in Owensboro, Kentucky.

     James Grosfeld has served as a director of the Company since August 1995. Mr. Grosfeld, an independent investor, served as Chairman of the Board and Chief Executive Officer of Pulte Corporation, a homebuilding corporation, from 1974 to 1990. In addition to serving as Co-Chairman of the Executive Committee, Mr. Grosfeld serves as consultant and director of Pulte Corporation, and a director of each of the publicly-traded BlackRock Financial Management funds. Mr. Grosfeld is a director of Copart, Inc. and from 1993 until November 1994, he also served as Chairman of the Board of Copart, Inc.

     Richard Ravitch has been a director of the Company since August 1995, and had previously been a director of the Company from April 1995 to July 1995. Mr. Ravitch has served as the Chairman of Aquarius Management Corporation, a real estate management company, for over five years. Mr. Ravitch served as the president of the Players Relations Committee of Major League Baseball from November 1991 to December 1994. Mr. Ravitch also serves as a director of Parsons Brinckerhoff Inc.

     In 1990, the Commodity Futures Trading Commission ("CFTC") brought a civil action against MultiVest Options, Inc., ("MOI") alleging various violations of the Commodity Exchange Act ("CEA") and certain rules and regulations of the CFTC. Mr. Grosfeld was the principal stockholder of the ultimate parent corporation of MOI, but, according to Mr. Grosfeld, was never an officer or director of MOI and did not participate in the day-to-day conduct of its business. Without admitting or denying the allegations of the CFTC complaint, MOI consented to the entry of a permanent injunction and appointment of a receiver. MOI discontinued its business operations in 1990. Mr. Grosfeld was not specifically named in the CFTC proceeding or in the injunction related thereto. Subsequently, in 1990 certain individuals who had previously purchased and sold commodity options through MOI brought a class action lawsuit against the parent and affiliated companies of MOI and Mr. Grosfeld alleging that the defendants, among other things, violated the antifraud provisions of the CEA and asserting other federal and state law claims. Mr. Grosfeld, who believes that the litigation is without merit, had denied all such allegations and is vigorously defending such litigation.

     HPB entered into a Stock Purchase Agreement dated as of August 4, 1995 (the "Stock Purchase Agreement"), with Larry Addington, Robert Addington and Bruce Addington pursuant to which HPB agreed to purchase an aggregate of 2,000,000 shares of Common Stock from Messrs. Addington at $9.00 per share. Pursuant to the terms of the Stock Purchase Agreement, HPB purchased 577,003 shares of Common Stock on August 4, 1995. On August 24, 1995, HPB purchased the remaining 1,422,997 shares of Common Stock.

     On August 4, 1995, the Board was reconstituted to consist of eight members, four of whom were already members of the Board (Larry Addington, Bruce Addington, Messrs. Fisher and Whitehouse) and four of whom were not on the Board at such time (Messrs. Berkowitz, Blumenstein, Grosfeld and Ravitch). The four new directors were designated by HPB, and Mr.

Berkowitz was appointed as Chairman of the Board. Bruce Addington resigned from the Board on August 15, 1995.

          The terms of the Stock Purchase Agreement include certain voting agreements. Among other things, Messrs. Addington agreed that, until August 31, 1997, (i) if the number of Addington Designees (as hereinafter defined) are included as part of the management slate of nominees for the Board, they will vote all of their Common Stock in favor of the management slate of nominees for the Board in each election of directors of the Corporation and (ii) Messrs. Addington will not, directly or indirectly, solicit, nor participate in the solicitation of, proxies or consents in opposition to the management slate of nominees to the Board provided it includes the number of Addington Designees specified below, nor may they, directly or indirectly, solicit, nor participate in the solicitation of, proxies or consents to increase their representation on the Board to a number of persons in excess of the number of Addington Designees.

          HPB agreed that it will recommend inclusion in management's slate of nominees to the Board, and vote all of its Common Stock in favor of, three persons designated by Messrs. Addington (one of whom shall be Larry Addington) in each election of directors of the Company (the "Addington Designees"); provided, that HPB shall not be obligated to recommend inclusion of, or to vote in favor of (i) more than two Addington Designees if Messrs. Addington shall then beneficially own less than 3,000,000 shares of Common Stock, (ii) more than one Addington Designee if Messrs. Addington shall then beneficially own less than 2,000,000 shares of Common Stock or (iii) any Addington Designee if Messrs. Addington shall then beneficially own less then 1,000,000 shares of Common Stock.

          The Addington Designees elected at the annual meeting of the Company's stockholders in 1995 consist of Larry Addington, Stephen Addington and Jack C. Fisher. Larry Addington and Stephen Addington are brothers.

Compliance with Section 16(a) of The Exchange Act

          Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of the Company's common stock, to file reports (including a year-end report) of ownership and changes in ownership with the Securities and Exchange Commission and to furnish the Company with copies of all reports filed.

          Based solely on a review of the forms furnished to the Company, or written representations from certain reporting persons, the Company believes that all persons who were subject to Section 16(a) in 1995 complied with the filing requirements except that Stephen Addington, a director, was late in filing one Form 4 to report the exercise of stock options and Robert Addington was late in filing one Form 4 to report the sale of common stock.

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

Item 11.  Executive Compensation.

          The following table sets forth the aggregate cash compensation paid by the Company for 1995, 1994 and 1993 to the most highly compensated executive officers of the Company whose salary and bonus compensation exceeded $100,000 in 1995, and who were serving at the end of the year, along with two executive officers who would have otherwise been included in such table but were not serving as executive officers at the end of the year.

                           Summary Compensation Table
                           --------------------------

                                                                                                  Long Term
                                                 Annual   Compensation                          Compensation
                                                --------  ------------                          -------------
Name and Principal                                                           All Other
Position                                  Year   Salary      Bonus          Compensation         Options (#)
- ----------------------------------------  ----  --------  ------------      ---------------     -------------
Larry Addington/(1)/                      1995  $211,539  $  - 0 -           $  - 0 -               - 0 -
Chief Executive Officer and Director      1994   276,000     - 0 -              - 0 -               - 0 -
                                          1993   274,134     - 0 -              - 0 -               - 0 -

Kirby J. Taylor/(2)/                      1995  $250,000  $500,000           $  8,475/(3)/          20,000
President                                 1994   107,658   100,000           $  - 0 -              40,000

Robert Addington/(4)/                     1995  $173,077  $  - 0 -           $  4,500/(5)/            - 0 -
Vice President - Operations and           1994   226,000     - 0 -              3,855/(5)/            - 0 -
Engineering                               1993   224,134     - 0 -              - 0 -               - 0 -

R. Douglas Striebel                       1995  $139,893  $175,000           $  - 0 -             100,000
Vice President, Chief Financial Officer   1994   132,250   250,000              - 0 -              25,000
                                          1993   128,403     - 0 -              - 0 -               - 0 -
- ---------------

/(1)/Mr. Addington resigned as Chief Executive Officer effective September 22,
     1995.

/(2)/Employment began on June 28, 1994.  Mr. Taylor resigned effective January
     12, 1996.

/(3)/Includes employer matching contribution of $4,500 to the Company's 401(k) savings plan and a $3,975 premium on term life insurance with a $750,000 death benefit.

/(4)/Mr. Addington resigned as Vice President effective September 22, 1995.

/(5)/Represents employer matching contributions to the Company's 401(k) savings plan.

          The Company entered into an employment agreement with Kirby J. Taylor. Pursuant to the employment agreement, Mr. Taylor was employed as the President and Chief Operating Officer of the Company at an annual base salary of $250,000, subject to annual increases. Mr. Taylor received a signing bonus of $100,000. The employment agreement provided that Mr. Taylor would initially receive options for 40,000 shares, and subsequently receive grants of options for 20,000 shares per year for three years, for an aggregate of 100,000 shares. The agreement provided that if Mr. Taylor was discharged for any reason other than cause, as defined, the Company would pay him an amount equal to twice his base salary unless such termination was because of Mr. Taylor's death or retirement, or by the Company for gross negligence or willful misconduct. The employment agreement provided for an annual performance bonus to be awarded based on specific criteria. The Company also provided Mr. Taylor the use of an automobile, limited country club dues, and a term life insurance policy with a death benefit of $750,000. In connection with Mr. Taylor's resignation effective January 12, 1996, the Company paid Mr. Taylor $200,000 in full satisfaction of its obligations under the employment agreement.

          The Company has entered into an employment agreement with R. Douglas Striebel. Pursuant to the employment agreement, Mr. Striebel will be employed as Chief Financial Officer of the Company at the rate of $150,000 per annum.
Mr. Striebel may receive bonuses awarded in the sole discretion of the Board of Directors. The agreement provides generally that if Mr. Striebel's employment is terminated without Cause (as defined) or he quits for Good Reason (as defined), he will be entitled to an amount equal to one year's base salary as in effect immediately before his termination. In addition, the agreement provides Mr. Striebel with certain benefits following a Change of Control (as defined). Generally, if within three years following the occurrence of any Change of Control or the execution of a definitive agreement by the Company for a transaction which would result in a Change of Control, either (i) the Company terminates Mr. Striebel's employment without Cause or (ii) he quits for Good Reason within one year of the occurrence of the event or circumstances constituting Good Reason, he is entitled to receive an amount equal to three times the greater of (i) his annual salary in effect immediately before the Change of Control, and (ii) his annual salary in effect immediately prior to the date of termination.

Compensation of Directors

          Directors of the Company who are also officers of the Company receive no compensation for their services as directors. During 1995, the Company's standard directors fees for non-management directors were a base salary of $10,000 per year for services as directors, with an additional $1,000 per Board meeting actually attended, and $500 for each committee meeting actually attended which was not held in conjunction with a meeting of the Board of Directors.

          On March 1, 1995, the Company received a proposal from Larry Addington, Robert Addington and Bruce Addington to purchase the Company's non-environmental businesses. The Company's Board of Directors authorized a special committee comprised of the Company's non-management directors (Messrs. Berkowitz, Fisher, Ravitch, Carl R. Whitehouse and Stephen D. Weinress) to evaluate the proposal. The special committee was terminated following the withdrawal of this proposal on July 11, 1995. In connection with service on the special committee, each of the directors received $20,000, in lieu of any fees otherwise due the members for attendance at the committee's meetings.

Stock Option Plan

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

          Pursuant to the Option Plan, the Company has reserved for issuance 1,500,000 shares of Common Stock for which options may be granted by the Option Committee of the Board of Directors to officers, employees and independent contractors of the Company and its subsidiaries in amounts and upon terms and conditions to be determined from time to time by the Option Committee. During 1995, no options were exercised by any of the executive officers named in the Summary Compensation Table above.

                             Option Grants in 1995
- -------------------------------------------------------------------------------

                                                                                 Potential Realizable
                                                                                  Value at Assumed
                                                                                 Annual Rates of Stock
                                                                                   Price Appreciation
                                                                                    for Option Team
                                                                                 --------------------
                                         % of Total
                                      Options Granted
                          Options      to Employees     Exercise    Expiration
Name                    Granted (#)     in 1994       Price ($/Sh)     Date         5% ($)    10% ($)
- ----------------------------------------------------------------------------------------------------------
Larry Addington            -0-             N/A            N/A          N/A           N/A         N/A

Kirby J. Taylor          20,000(1)         9.1%          $13.75       06/27/05     $172,946   $  438,279

Robert Addington           -0-             N/A            N/A          N/A           N/A          N/A

R. Douglas Striebel     100,000(2)        45.5%          $ 9.50       03/30/05     $597,450   $1,514,055
- -----------------------------------------------------------------------------------------------------------

(1) Options become exercisable in one-third increments on June 28, 1996, June 28, 1997 and June 28, 1998. These options were terminated in connection with Mr. Taylor's resignation in January 1996.

(2) Options are exercisable as follows: 50,000 shares on October 31, 1995, 16,667 shares on August 4, 1996, 16,666 shares on August 4, 1997, and 16,667 shares on August 4, 1998.

                     Aggregated 1995 Year-End Option Value
- -----------------------------------------------------------------------------------------------------------

                         Number of Securities
                        Underlying Unexercised   Value of Unexercised In-the-Money
                       Options at Year End (#)       Options at Year End ($)(1)
                       ------------------------  --------------------------------
                             Exercisable/                  Exercisable/
Name                        Unexercisable                  Unexercisable
- ---------------------  ------------------------  ---------------------------------
Larry Addington                  N/A                          N/A
Kirby J. Taylor            13,333/46,667(2)              64,998/$147,502(2)
Robert Addington                 N/A                          N/A
R. Douglas Striebel        50,000/80,000                256,250/$413,750
- -------------------

(1) Dollar amounts reflect market value of Common Stock based on December 29, 1995 price per share of $14.625; minus the exercise price.

(2) All unexercisable options were terminated in connection with Mr. Taylor's resignation in January 1996.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

          Except as otherwise noted in the footnote following the table, the following table sets forth certain information concerning ownership of the Common Stock as of March 15, 1996, by each director, each executive officer named in Item 11 currently serving the Company, each person or entity who is known to the Company to be the beneficial owner of more than 5% of the Common Stock and all current directors and executive officers of the Company as a group. Except as otherwise noted in the footnote following the table, each beneficial owner listed below has sole voting and dispositive power with respect to the shares listed next to his name.

                                                Shares
Name and Address                             Beneficially    Percentage
of Beneficial Owner                             Owned         of Class
- -----------------------------------------  ----------------  -----------

Morgan Stanley Asset Management Limited
25 Cabot Square
Canary Wharf
London, E14 4QA England                       1,061,750(1)          7.0%

Howard P. Berkowitz
HPB Associates, L.P.
888 Seventh Avenue
New York, New York  10106                     2,455,285(2)         16.2%

Larry Addington
1500 North Big Run Road
Ashland, KY  41102                            2,263,324(3)         14.9%

Robert Addington
1500 North Big Run Road
Ashland, KY  41102                              980,000(3)          6.5%

Bruce Addington
1500 North Big Run Road
Ashland, KY  41102                              914,006(3)          6.0%

Stephen Addington                                10,000               *

Harold Blumenstein                              100,000(2)            *

Jack C. Fisher                                    2,500               *

James Grosfeld                                155,000(2)(4)         1.0%

Richard Ravitch                                  10,000(2)            *

R. Douglas Striebel                              50,000(5)            *

All directors and executive officers as
a group (9 persons)                           5,096,109(6)         33.4%

_______________
     *Represents less than 1% of outstanding shares.

(1) Morgan Stanley Asset Management Limited is an investment advisory subsidiary of Morgan Stanley Group, Inc., 1585 Broadway, New York, New York 10036. Each of these entities shares voting and dispositive power with respect to the 1,061,750 shares with holders of accounts managed on a discretionary basis by Morgan Stanley Asset Management Limited. In addition to these shares, Morgan Stanley Group Inc. shares voting and dispositive powers with respect to 4,500 shares. Information concerning these entities is according to a Schedule 13G, as amended February 13, 1996.

(2) A group consisting of HPB Associates, L.P., Messrs. Berkowitz, Blumenstein, Grosfeld and Ravitch, and certain other limited and members of the general partner of HPB Associates, L. P., beneficially owns 3,008,785 shares, including the shares set forth above. Each member of the group has the power to vote and dispose of the shares held by him, and no member has the power to vote and dispose of the shares held by another member of the group, other than with respect to shares beneficially owned by HPB Associates L.P., which power to vote and dispose of such shares may be exercised by the managing member of its general partner, Mr. Berkowitz.

(3) As a group, Larry Addington, Robert Addington, and Bruce Addington beneficially own 4,157,330 shares, including the shares set forth above.

(4) Includes 100,000 shares for which Mr. Grosfeld shares voting and dispositive powers with his wife.

(5)  Includes currently exercisable options for 50,000 shares.

(6) Includes currently exercisable options for 100,000 shares. The percentage of Common Stock beneficially owned by the group is calculated on the basis of the amount of outstanding securities plus the currently exercisable options.

Item 13.  Certain Relationships and Related Transactions.

     On September 22, 1995, the Company entered into a stock purchase agreement with Addington Acquisition Company, Inc., Larry Addington, Robert Addington and Bruce Addington (collectively, the "Addington Brothers") whereby the Company agreed to sell, for $30,000,000 subject to certain working capital adjustments, all the issued and outstanding shares of common stock of Addington Mining, Inc., Mining Technologies, Inc., Addwest Mining, Inc. and Addington Coal Holding, Inc. In addition, the Company retained the right to receive certain payments (anticipated to aggregate $3,000,000 after December 31, 1995) due under the Company's technology sale to BHP Australia Coal Pty. Ltd. The sale was consummated on November 2, 1995.

     Included in this transaction and pursuant to an option agreement date August 4, 1995, the Company sold to the Addington Brothers all of the issued and outstanding shares of common stock of the Company's subsidiary, Tennessee Mining, Inc. The Company is entitled to receive a royalty based on tons of coal delivered under a certain coal sales contract, up to a maximum aggregate royalty of $12,500,000.

     On September 22, 1995, the Company entered into an agreement to sell all of the issued and outstanding shares of Common Stock of its subsidiary, Belize River Fruit Co., to Larry and Bruce Addington in exchange for 1,000,000 shares of Common Stock of the Company owned by Larry and Bruce Addington. This transaction was consummated on November 2, 1995.

     Before the consummation of the transaction with the Addington Brothers on November 2, 1995, TASK Trucking Company ("TASK") provided trucking services to the Company. TASK is owned by a brother-in-law of the Addington Brothers. During 1995, the Company's expense was $2,497,000 for trucking services provided through TASK.

     Larry Addington owns a 50% interest in an office building in Owensboro, Kentucky in which the Company's subsidiary, Addwest Mining, Inc., leased approximately 7,300 square feet of office space for an annual rent of $117,350 during 1995 plus utilities. The Company sold Addwest Mining, Inc. to the Addington Brothers on November 2, 1995.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

    (a)(1) List of Financial Statements Filed. See accompanying Index to Consolidated Financial Statements and Schedules.

    (a)(2) List of Financial Statement Schedules Filed. See accompanying Index to Consolidated Financial Statements and Schedules.

    (a)(3)          List of Exhibits Filed.

       (3)(A)/1/    Restated Certificate of Incorporation of Registrant.

          (B)       Bylaws of Registrant.

      (10)(A) Employment Agreement between Jack T. Baker and the Registrant. Compensation Agreement required to be filed.

          (B) Employment Agreement between R. Douglas Striebel and the Registrant, as amended. Compensation Agreement required to be filed.

          (C)/2/ Employment Agreement effective as of June 2, 1995, between Kirby J. Taylor and the Registrant. Compensation Agreement required to be filed.

          (D)/3/ Addington Resources, Inc. Restated Stock Option Plan, as amended. Compensation Agreement required to be filed.

          (E)/3/ Form of Indemnity Agreement between the Registrant and its directors and officers. Compensation Agreement required to be filed.

          (F)/2/ Amended and Restated Revolving Credit Agreement dated as of May 31, 1994, by and among Addington Environmental, Inc. ("AEI"), Green Valley Environmental Corp., Mid-State Environmental, Inc., and certain AEI subsidiaries, and The First National Bank of Boston, and Continental Bank N.A., as amended June 30, 1994, October 12, 1994, and February 21, 1995.

          (G) Fourth Amendment dated December 15, 1995 and Fifth Amendment dated January 24, 1996 to Amended and Restated Revolving Credit Agreement dated as of May 31, 1994 as set forth at
                    Exhibit 10(F) of this Form 10-K.

      (11) Statement re computation of per share earnings. See page F-26 of the audited Consolidated Financial Statements and Schedules filed as part of this report.

      (21)  List of subsidiaries of Registrant.

      (23)  Consent of Arthur Andersen LLP

      (27)  Financial Data Schedule
____________________

              /1/Incorporated by reference to the Registration Statement on Form S-1 [File No. 33-22164].

              /2/Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 [File
              No. 0-16498].

              /3/Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 [File
              No. 0-16498].


     (b)  Reports on Form 8-K.

          During the quarter ended December 31, 1995, the Company filed a Current Report on Form 8-K dated November 1, 1995, concerning Item 2, Acquisition or Disposition of Assets, reporting the Company's sale of its coal mining, mining technology and citrus operations to Larry Addington, Bruce Addington and Robert Addington and proposed sale of gold operations. As subsequently amended by Form 8-K/A filed November 17, 1995, the following financial statements were filed: (i) Pro Forma Condensed Consolidated Balance Sheet as of September 30, 1995; (ii) Pro Forma Condensed Consolidated Statement of Operations for the nine months ended September 30, 1995; and (iii) Pro Forma Condensed Consolidated Statement of Operations for the Year ended December 31, 1994.

     (c)  Exhibits.

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

                  ADDINGTON RESOURCES, INC. AND SUBSIDIARIES

                             TABLE OF CONTENTS TO

                 CONSOLIDATED FINANCIAL STATEMENTS & SCHEDULES


                                                              Page(s)
                                                            -----------

Report of Independent Public Accountants                    F-2

Consolidated Balance Sheets as of
December 31, 1995 and 1994                                  F-3 to F-4

Consolidated Statements of Operations for the
  years ended December 31, 1995, 1994 and 1993              F-5

Consolidated Statements of Changes in
  Stockholders' Equity for the years ended
  December 31, 1995, 1994 and 1993                          F-6

Consolidated Statements of Cash Flows for the
  years ended December 31, 1995, 1994 and 1993              F-7 to F-8

Notes to Consolidated Financial Statements                  F-9 to F-25

Exhibit 11 -- Calculations of Net Income (Loss) Per Share    F-26


Schedule to Consolidated Financial Statements:

All schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders of Addington Resources, Inc.:

We have audited the accompanying consolidated balance sheets of Addington Resources, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Addington Resources, Inc. and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.




/s/ Arthur Andersen LLP
- -----------------------
ARTHUR ANDERSEN LLP

Louisville, Kentucky
February 29, 1996

                  ADDINGTON RESOURCES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                    ASSETS


                                                                            AS OF DECEMBER 31,
                                                                       ----------------------------
                                                                          1995              1994
                                                                       ----------        ----------
                                                                              (in thousands)
CURRENT ASSETS:
  Cash and cash equivalents                                             $  3,387          $  2,719
  Short-term investments                                                    ----             1,474
  Accounts receivable, net of allowance for doubtful accounts
    of $1,100 and $358 for 1995 and 1994, respectively                     9,090             7,011
  Prepaid expenses and other                                               2,626               193
  Deferred tax benefits                                                      620              ----
                                                                       ----------        ----------
      Total current assets                                                15,723            11,397
                                                                       ----------        ----------

PROPERTY, PLANT AND EQUIPMENT, at cost                                   119,414            89,537
  Less accumulated depreciation                                          (13,667)           (8,020)
                                                                       ----------        ----------
                                                                         105,747            81,517
                                                                       ----------        ----------
PROPERTY, PLANT AND EQUIPMENT and
  other long-term assets of discontinued operations, net                    ----            91,490

DEFERRED TAX BENEFITS                                                      4,922              ----

RESTRICTED CASH                                                               40             4,348

OTHER                                                                      1,850             5,569
                                                                       ----------        ----------

      Total Assets                                                      $128,282          $194,321
                                                                       ==========        ==========

          The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                  ADDINGTON RESOURCES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                            AS OF DECEMBER 31,
                                                                       ----------------------------
                                                                          1995              1994
                                                                       ----------        ----------
                                                                              (in thousands)
CURRENT LIABILITIES:
  Accounts payable                                                      $  4,743          $  3,183
  Current portion of long-term debt                                        1,823               880
  Accrued expenses and other                                               3,504             5,386
  Net current liabilities of discontinued operations                        ----               689
                                                                       ---------         ---------
    Total current liabilities                                             10,070            10,138
                                                                       ---------         ---------

NON-CURRENT LIABILITIES:
  Long-term debt, less current portion                                    14,407            32,767
  Accrued closure and post-closure costs                                   5,168             2,784
  Other long-term liabilities                                              7,451             2,981
  Deferred income taxes                                                     ----               566
  Long-term liabilities of discontinued operations                          ----            24,864
                                                                       ---------         ---------
    Total non-current liabilities                                         27,026            63,962
                                                                       ---------         ---------

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS' EQUITY:
  Common stock, $1.00 par value; 30,000,000 shares authorized,
   16,054,301 shares and 15,852,851 shares outstanding at
   December 31, 1995 and 1994, respectively                               16,054            15,853
  Paid-in capital                                                         85,934            83,789
  Retained earnings                                                        2,823            20,579
  Less treasury stock; 1,000,000 shares in 1995, at cost                 (13,625)             ----
                                                                       ---------         ---------
    Total stockholders' equity                                            91,186           120,221
                                                                       ---------         ---------

    Total liabilities and stockholders' equity                          $128,282          $194,321
                                                                       =========         =========

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                  ADDINGTON RESOURCES, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                     LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                  YEARS ENDED DECEMBER 31,
                                                                       ----------------------------------------------
                                                                          1995              1994              1993
                                                                       ----------        ----------        ----------
                                                                          (in thousands, except per share amounts)
REVENUES                                                               $  56,739          $ 36,057          $ 22,600

COSTS AND EXPENSES:
  Cost of operations                                                      30,574            19,665            10,966
  Provision for asset write-down                                            ----               670             5,122
  Depreciation and amortization                                            7,506             4,133             2,728
  Selling, general and administrative                                      6,631             7,119             6,503
                                                                       ----------        ----------        ----------
                                                                          44,711            31,587            25,319
                                                                       ----------        ----------        ----------
INCOME (LOSS) FROM OPERATIONS                                             12,028             4,470            (2,719)
                                                                       ----------        ----------        ----------
INTEREST AND OTHER INCOME (EXPENSE):
  Interest income                                                            444               772              ----
  Interest expense                                                          (955)             (277)             ----
  Other, net                                                                 (17)             (975)               10
                                                                       ----------        ----------        ----------
                                                                            (528)             (480)               10
                                                                       ----------        ----------        ----------
  Income (loss) before income tax provision (benefit)                     11,500             3,990            (2,709)
INCOME TAX PROVISION (BENEFIT)                                             4,426             1,596            (1,029)
                                                                       ----------        ----------        ----------
  Net income (loss) from continuing operations                             7,074             2,394            (1,680)
                                                                       ----------        ----------        ----------

DISCONTINUED OPERATIONS:
  Income (loss) from operations of discontinued segment
    (less applicable income taxes (benefit) of $1,899, $(5,380)
    and $(4,388) for 1995, 1994 and 1993, respectively)                    5,707            (9,528)          (14,509)
  Loss on disposal of segment (less applicable income
    tax benefit of $10,000)                                              (30,537)             ----              ----
                                                                       ----------        ----------        ----------
  Loss from discontinued operations                                      (24,830)           (9,528)          (14,509)
                                                                       ----------        ----------        ----------
NET LOSS                                                               $ (17,756)        $  (7,134)        $ (16,189)
                                                                       ==========        ==========        ==========
EARNINGS PER SHARE:
  Income (loss) from continuing operations                             $    0.45         $    0.15         $   (0.11)
  Income (loss) from discontinued operations                                0.36             (0.60)            (0.93)
  Loss on disposal of segment                                              (1.94)             ----              ----
                                                                       ----------        ----------        ----------
  Net loss per share                                                   $   (1.13)        $   (0.45)        $   (1.04)
                                                                       ==========        ==========        ==========
  Equivalent shares of stock outstanding                                  15,748            15,798            15,563
                                                                       ==========        ==========        ==========

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                  ADDINGTON RESOURCES, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                (in thousands)


                                            COMMON STOCK
                                   -------------------------------
                                          SHARES
                                   --------------------               PAID-IN    RETAINED    TREASURY
                                   AUTHORIZED    ISSUED    AMOUNT     CAPITAL    EARNINGS     STOCK       TOTAL
                                   ----------    ------    -------    -------    --------    --------    --------
Balance December 31, 1992            30,000      15,241    $15,241    $77,668    $ 43,902    $   --      $136,811

  Issuance of common stock upon
    exercise of stock options          --           434        434      3,877        --          --         4,311

  Net loss                             --          --         --         --       (16,189)       --       (16,189)
                                     ------      ------    -------    -------    --------    --------    --------
Balance, December 31, 1993           30,000      15,675    $15,675    $81,545    $ 27,713    $   --      $124,933

  Issuance of common stock upon
    exercise of stock options          --            29         29        312        --          --           341

  Issuance of common stock upon
    acquisition of subsidiary          --           149        149      1,932        --          --         2,081

  Net loss                             --          --         --         --        (7,134)       --        (7,134)
                                     ------      ------    -------    -------    --------    --------    --------
Balance, December 31, 1994           30,000      15,853    $15,853    $83,789    $ 20,579    $   --      $120,221

  Issuance of common stock upon
    exercise of stock options          --            75         75        645        --          --           720

  Issuance of common stock upon
    exercise of stock grants           --           126        126      1,500        --          --         1,626

  Treasury stock received upon
    disposal of subsidiary             --          --         --         --          --       (13,625)    (13,625)

  Net loss                             --          --         --         --       (17,756)       --       (17,756)
                                     ------      ------    -------    -------    --------    --------    --------
Balance, December 31, 1995           30,000      16,054    $16,054    $85,934    $  2,823    $(13,625)   $ 91,186
                                     ======      ======    =======    =======    ========    ========    ========


          The accompanying notes to consolidated financial statements are an integral part of these statements.

                  ADDINGTON RESOURCES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                YEARS ENDED DECEMBER 31,
                                                                            ---------------------------------
                                                                              1995        1994        1993
                                                                            --------    --------    --------
                                                                                     (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                $(17,756)   $ (7,134)   $(16,189)
                                                                            --------    --------    --------
    Adjustments to reconcile net loss to net cash provided by operating activities:
        Depreciation and amortization                                          7,506       4,133       2,728

        (Gain) loss on disposal and write downs of assets                        (12)      2,035         827
        Loss from discontinued operations                                     24,830       9,528      14,509
    Change in assets and liabilities, net of effects from acquisitions and disposals--
        (Increase) decrease in--
            Accounts receivable                                               (2,079)       (628)     (3,240)
            Prepaid expenses and other                                        (2,433)        732        (279)
            Deferred income taxes                                             (6,108)     (2,504)        759
            Other assets                                                         186      (1,458)       (243)
        Increase (decrease) in--
            Accounts payable                                                   1,560         216       1,085
            Accrued expenses and other                                         3,360       3,197       3,140
            Accrued closure and post-closure costs                             2,384       1,477       1,022
            Other long-term liabilities                                        4,470       2,306        --
                                                                            --------    --------    --------
                Total adjustments                                             33,664      19,034      20,308
                                                                            --------    --------    --------
                Net cash provided by operating activities                     15,908      11,900       4,119
                                                                            --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of assets, net of disposal costs                        4,125        --          --
    Proceeds from sale of discontinued operations, net of disposal costs      34,286        --          --
        (Increase) decrease in--
            Restricted cash                                                    4,308      (2,449)        245
            Short-term investments                                             1,474      (1,474)       --
        Additions to property, plant and equipment                           (27,986)    (23,525)    (18,516)
        Acquisition of environmental companies, net of cash acquired            --        (1,863)       --
        Net (increase) decrease in investment in discontinued operations      (6,804)     (2,913)      4,944
                                                                            --------    --------    --------
                 Net cash provided by investing activities                  $  9,403    $(32,224)   $(13,327)
                                                                            --------    --------    --------


          The accompanying notes to consolidated financial statements are an integral part of these statements.

                  ADDINGTON RESOURCES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (CON'T)

                                                                  YEARS ENDED DECEMBER 31,
                                                               -----------------------------
                                                                 1995        1994      1993
                                                               -----------------------------
                                                                       (in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of long-term debt                                 $ 11,410    $26,064    $ --
    Repayments of long-term debt                                (36,773)    (3,891)     (668)
    Issuance of common stock                                        720        341     4,311
    Borrowings (repayments) on revolving line of credit            --          (57)    6,030
    Financing costs incurred                                       --         (213)     --
                                                               --------    -------    ------
        Net cash provided by (used in) financing activities     (24,643)    22,244     9,673
                                                               --------    -------    ------
        Net increase in cash and cash equivalents                   668      1,920       465

CASH AND CASH EQUIVALENTS, beginning of year                      2,719        799       334
                                                               --------    -------    ------
CASH AND CASH EQUIVALENTS, end of year                         $  3,387    $ 2,719    $  799
                                                               ========    =======    ======


          The accompanying notes to consolidated financial statements are an integral part of these statements.

                  ADDINGTON RESOURCES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (amounts in thousands, except per share data)

1.   Summary of Significant Accounting Policies

     a.   Financial Statement Presentation and Preparation-

          The accompanying consolidated financial statements as of December 31, 1995, 1994 and 1993 include the accounts of Addington Resources, Inc. (the Company) and its wholly-owned subsidiary, Addington Holding Company, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain 1994 and 1993 amounts have been reclassified to conform to 1995 presentation with no effect on net loss.

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     b.   Company Environment and Risks-

          The Company's continuing operations are within one segment (Environmental) and consist of providing waste collection services to residential and commercial customers and operating landfills for waste disposal. The majority of these operations (and revenues) are located in the Southeastern United States (U.S.), with emphasis in Kentucky and North Carolina.

          The environmental industry exposes the Company to a number of risks including: the possibility of the termination of waste service agreements, fluctuating market and competitive conditions, changing governmental regulations, loss of key employees and the ability of the Company to obtain the necessary permits to construct, expand and operate its landfills.

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

     c.   Depreciation and Amortization-

          Property, plant and equipment are stated at cost. Expenditures for major additions and improvements are capitalized, while minor replacements, maintenance and repairs are charged to operations as incurred. Depreciation and amortization are provided using either the straight-line or units produced or consumed methods. The following estimated useful lives are used under the straight-line method:

                                                      Years
                                                      -----
          Buildings and improvements                  10-20
          Machinery and transportation equipment       3-15
          Furniture, fixtures and office equipment     5-10

          Capitalized landfill development costs (included in Property, Plant and Equipment) are amortized as permitted airspace of the landfill or the related cell, as applicable, is consumed. Units-of-consumption amortization rates applicable to each of the Company's operating landfills are determined annually. The rates are based on estimates made by Company and independent engineers, considering the information provided by aerial surveys which are generally performed annually.

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

     d.   Restricted Cash-

          The Company sometimes pays amounts into escrow as required under state regulations related to closure and post-closure costs of its landfills. The Company also issues letters of credit as an alternative for securing funding for the closure and post-closure costs relating to its landfills. During 1995, the Company issued letters of credit in exchange for reducing or eliminating virtually all of its escrow accounts.

     e.   Assets Held for Sale (included in Other Assets) -

          Assets held for sale at December 31, 1994 represented the Company's corporate jet. The net book value of the corporate jet approximated $3,200 as of December 31, 1994. During 1995, the Company sold the corporate jet for $4,125.

     f.   Net Income (Loss) Per Share-

          Net income (loss) per share is based on the weighted average number of common shares and common equivalent shares outstanding, as applicable, using the treasury stock method during the periods. The dilutive effect between primary and fully-dilutive earning per share is less than 3% or is anti-dilutive for all periods presented and is therefore not disclosed in the accompanying statements of operations.

     g.   Statements of Cash Flows-

          For purposes of the statements of cash flows, the Company considers investments having maturities of three months or less at the time of purchase to be cash equivalents.

          The cash amounts of interest and income taxes paid by the Company in 1995, 1994 and 1993 are as follows:

                                                  1995      1994      1993
                                                 -----     ------    -------
          Interest, net of amounts capitalized
            of $2,012, $1,464 and $2,111:
               Continuing operations             $  782    $  265    $   250
               Discontinued operations              --      1,891     16,184



          Income taxes:
               Continuing operations              1,222        79        --
               Discontinued operations              --        706      2,281

          As discussed in Note 3b, during 1995 the Company sold all of its citrus properties in exchange for 1,000 shares of common stock of the Company, valued at $13,625. This non-cash activity has been excluded from the 1995 statement of cash flows.

          During 1995, the Company issued 126 shares of common stock upon the exercise, by their employees, of stock grants (Note 12). This non-cash activity has been excluded from the 1995 statement of cash flows.

          During 1995, 1994 and 1993, the Company acquired certain assets, primarily property, plant and equipment, by assuming liabilities, primarily notes and other payables, issuing common stock, and making cash payments. The non-cash portions of approximately $7,947, $4,440 and $14,788 for the years ended December 31, 1995, 1994 and 1993, respectively, have been excluded from the statements of cash flows.

          The accompanying statements of cash flows exclude the cash flows from discontinued operations.

     h.   Landfill Closure Cost-

          The Company estimates its future cost requirements for closure and post-closure monitoring and maintenance for solid waste operating landfills based on its interpretation of the technical standards of the U.S. Environmental Protection Agency's Subtitle D regulations and the proposed air emissions standards under the Clean Air Act as they are being applied on a state-by-state basis. Closure and post-closure monitoring and maintenance costs represent the cash expenditures yet to be incurred when a landfill facility ceases to accept waste and closes. Accruals for closure and post-closure monitoring and maintenance requirements consider final capping of the site, site inspections, groundwater monitoring, leachate management, methane gas control and recovery, and operation and maintenance costs to be incurred during the period after the facility closes. The Company provides accruals for these costs as the remaining permitted airspace of such facilities is consumed. Engineering reviews of the future cost requirements for closure and post-closure monitoring and maintenance for the Company's operating landfills are performed at least annually. These engineering reviews are the basis upon which the Company's estimates of these future costs and the related accrual rates are revised. Though it is not expected to be significant, these estimates could change over the life of the landfill based upon these engineering reviews.

     i.   Income Taxes-

          Deferred income taxes are recorded based upon temporary differences between the financial statement and tax bases of assets and liabilities and net operating loss carryforwards and tax credits available for income tax purposes.

2.   Discontinued Operations

     During the third quarter of 1995, the Company implemented a formal plan to dispose of all of its non-environmental operations. These discontinued operations consisted primarily of the following: coal mining, mining equipment manufacturing and licensing, citrus properties in Belize, precious and industrial metals mining and incidental limestone properties. Accordingly, the Company's continuing operations are comprised of integrated solid waste management, which includes landfill operations and waste collection and recycling services. The Company initially recorded a loss on the disposal of the discontinued operations of approximately $30,500 (net of income tax benefits of approximately $10,000) which represents the estimated loss on the disposal of the non-environmental operations and a provision of approximately $2,000 for expected operating losses through the final disposition of such operations.

    Upon ultimate disposal of its discontinued operations, the Company determined its initial estimates did not require adjustment.

    As discussed in Note 3, as of December 31, 1995, the Company has sold all of its subsidiaries included in discontinued operations, hence fully disposing of all non-environmental operations. The recorded transactions reflect the disposal of all of the Company's non-environmental segments and, accordingly, the operating results of these segments have been classified as discontinued operations for all periods presented in the accompanying consolidated financial statements. Operating results from the discontinued operations for the years ended December 31, were as follows:

                                                                      1995       1994       1993
                                                                    --------   --------   --------
      Operating revenues                                            $105,056   $115,099   $359,218
                                                                    --------   --------   --------

      Income (loss) before income taxes                                7,606    (14,908)   (18,897)

      Income tax provision
       (benefit)                                                       1,899     (5,380)    (4,388)
                                                                    --------   --------   --------

      Income (loss) from discontinued
       operations                                                   $  5,707   $(9,528)   $(14,509)
                                                                    --------   --------   --------

    Included in income from discontinued operations for 1995 is approximately $14,000 of revenue and $13,000 of pre-tax income from the sale of the Company's mining technology patent rights in Australia, offset by a $5,300 disposal loss accrual recorded for Addwest Minerals.

    Included in the loss from discontinued operations in 1994 are the following pretax items: $6,157 loss on disposal in connection with Pittston Minerals Group, Inc. (Pittston) (Note 3e), $6,800 loss on Southern Illinois Mining Company, Inc. (Note 3f) and $3,400 loss on limestone project.

    Included in the loss from discontinued operations in 1993 are the following pretax items: $9,384 loss on sulfur project, $5,800 loss on Southern Illinois Mining Company, Inc. (Note 3f) and $4,050 loss on litigation settlements.

    Most of the Company's revenues from discontinued operations have been generated under long-term coal sales contracts with electric utilities or other coal-related organizations located in the Eastern U.S. Revenues are recognized on coal sales in accordance with the sales agreement, which is usually when the coal is shipped to the customer.

    The discontinued operations leased various machinery and equipment. Lease expense for the discontinued operations was $678, $7,183 and $26,422 for 1995, 1994 and 1993, respectively.

    The assets and liabilities of the discontinued operations have been reclassified in the accompanying consolidated balance sheets from the historical classification in order to separately identify them as net assets of discontinued operations. These net assets consist primarily of net working capital, tangible and intangible noncurrent assets and other long-term liabilities.

3.  Sale of Subsidiaries (included in Discontinued Operations)

    a.  Coal Mining, Mining Equipment Manufacturing and Licensing -

        On September 22, 1995, in a related party transaction, the Company entered into a stock purchase agreement with Addington Enterprises, Inc. (a company f/k/a Addington Acquisition Company, Inc., owned by Larry Addington, Robert Addington and Bruce Addington; collectively, the Addington Brothers) whereby the Company would receive $30,000, subject to a working capital adjustment, in exchange for all the issued and outstanding shares of common stock of its subsidiaries, Addington Mining, Inc., Mining Technologies, Inc., Addwest Mining, Inc. and Addington Coal Holding, Inc. This agreement closed on November 2, 1995, at which time the proceeds received were used by the Company to pay down its revolving line of credit. In addition, the Company retained the right to receive certain contingent payments due under the Company's technology sale to BHP Australia Coal Pty. Ltd. (Note 4). As of December 31, 1995, the Company estimates such payments may aggregate $3,000.

    Included in the transaction described above and pursuant to an option agreement dated August 4, 1995, the Company sold to the Addington Brothers all the issued and outstanding shares of common stock of its subsidiary, Tennessee Mining, Inc. According to the terms of the option agreement, the Addington Brothers will pay the Company a royalty based on tons of coal delivered under a certain coal sales contract, up to a maximum aggregate royalty of $12,500. The Company had not received any payments from the Addington Brothers under this agreement as of December 31, 1995. Due to contingencies, no receivable for this royalty has been recorded.

b.  Citrus Properties -

    On September 22, 1995, in a related party transaction, the Company entered into an agreement to sell all of the issued and outstanding shares of common stock of its subsidiary, Belize River Fruit Co., to Larry and Bruce Addington in exchange for 1,000 shares of common stock of the Company owned by Larry and Bruce Addington. This transaction was consummated on November 2, 1995, at which time the Company acquired the 1,000 shares valued at $13,625 and recorded them, at cost, as treasury stock. The Company retained no obligations in connection with the sale and has fully divested its investment in citrus operations.

c.  Addwest Minerals, Inc. -

    Addwest Minerals, Inc. (Addwest), a wholly-owned subsidiary of the Company, was organized to mine, extract and market precious and industrial metals. On November 1, 1995, the Company entered into a letter agreement, which was later finalized as a Stock Purchase Agreement (the Agreement), that provided for the sale to an unrelated party of all the capital stock of Addwest. On December 29, 1995, the Company consummated the Agreement to dispose of Addwest.

    The terms of the Agreement required the Company to contribute additional capital to Addwest in an amount sufficient to pay substantially all existing liabilities of Addwest through the date of the Agreement, with the exception of the remaining balance on the Rothschild gold loan. The proceeds received from the sale ($3,525) were used to retire the remaining balance on the Rothschild gold loan and the Company has been fully released from its obligations under that loan.

    In accordance with the Company's plan to dispose of Addwest, during 1995 it closed all previously existing hedging positions (i.e. forward sales contracts and option collars related to gold bullion). A small gain was realized upon closing these positions and has been reflected within the discontinued operations' disposal loss.

d.  New River Lime -

    On November 17, 1995, the Company sold all of the real property, as well as all buildings, structures and improvements of its wholly owned subsidiary, New River Lime, Inc. (NRL), to an unrelated party for $2,500 in cash. The Company retained no obligations in connection with the sale and has fully divested its investment in NRL.

e.  Pittston Disposal -

    During September 1993, the Company entered into an agreement to sell the stock of five of its coal subsidiaries to Pittston. This transaction was consummated on January 14, 1994 and a loss on disposal was recorded during 1994 of $6,157. In connection with the sale, the Company provided certain guarantees to Pittston (Note 11g).

f.  Southern Illinois Mining Company, Inc.-

    During April, 1992, the Company sold all of the outstanding stock of one of its subsidiaries, Southern Illinois Mining Company, Inc. ("SIMC"), to Marion Mining Corporation ("Marion") for $1,000 in cash and an approximately $10,400 promissory note (the "SIMC Note"). On February 1, 1993, both Marion and SIMC filed bankruptcy. On November 5, 1993, the Company filed a foreclosure action in state court in Illinois to foreclose the security interest in the real property and personal property of SIMC. SIMC subsequently filed an adversary proceeding against the Company.

    During 1993, the Company established a $5,800 reserve against the SIMC Note. Such valuation was determined considering the estimated ultimate realizable value of the assets that would be recovered from bankruptcy. During the third quarter of 1994, the Company determined that the net value of the assets to be recovered from bankruptcy would be substantially less than previously expected. Accordingly, the Company fully reserved for this note receivable and reserved for certain other costs to be incurred in connection with bringing the bankruptcy proceeding to a conclusion (total charge of $6,800).

    On November 14, 1994, the U.S. Bankruptcy Court approved a settlement of all issues between the Company and SIMC. Rights to any property or proceeds to be received from this settlement were included with the sale of the coal mining, mining equipment manufacturing and licensing operation as described in Note 3a.

4.  Sale of Australian Mining Technology Patent Rights

    During 1995, the Company entered into a mining technology exchange agreement with BHP Australia Coal Pty Ltd. (BHPAC) whereby the Company sold its Australian patent right on highwall mining machines and certain other related technology. In consideration for the sale, the Company received cash during 1995 of $14,000. The agreement also provides for contingent payments to the Company (estimated to aggregate $3,000) upon the satisfaction of certain production requirements related to BHPAC's use of a highwall mining system incorporating the sold technology.

    The Company's subsidiary which developed the sold patent rights and technology is one of the subsidiaries which have been sold to Addington Acquisition Company, Inc. (see Note 3a). However, certain rights to receive contingent payments from BHPAC under the mining technology exchange agreement have been retained by the Company.

5.  Short-term Investments

    At December 31, 1994, the Company's short-term investments, which are deemed to be available-for-sale, consisted of investments in municipal obligations. The fair value of these instruments approximate their cost of $1,474 as of December 31, 1994. As the fair value approximates the cost of these investments, there are no unrealized holding gains or losses associated with such investments as of December 31, 1994.

    During 1995, the Company sold these investments at fair value. As the fair value of such investments approximated their cost (using the specific identification method), there were no realized gains or losses associated with the sale of such investments in 1995.

6.  Property, Plant and Equipment

    Property, plant and equipment are summarized by major classification as follows:

                                                        December 31,
                                                     ------------------
                                                       1995      1994
                                                     --------   -------

                                                       (in thousands)

    Land                                             $  2,713   $ 2,450
    Buildings and improvements                          1,121     1,073
    Machinery and transportation equipment             18,448    13,383
    Furniture, fixtures and office equipment              505       710
    Landfill and other development costs               70,867    55,881
    Construction in progress                           25,760    16,040
                                                     --------   -------
                                                     $119,414   $89,537
                                                     ========   =======


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

    Included in property, plant and equipment as of December 31, 1995 and 1994 are approximately $25,760 and $16,040, respectively, related to start-up development projects for which depreciation and amortization have not yet commenced. The Company reviews the realization of these projects on a periodic basis.

7.  Accrued Expenses and Other
    --------------------------

    As of December 31, 1995 and 1994, accrued expenses and other consisted of:


                                                    December 31,
                                                  ---------------
                                                   1995     1994
                                                  ------   ------

                                                  (in thousands)

      Payroll and employee benefits               $  697   $1,125
      Workers' compensation costs                    314      477
      Deferred revenue                               858      939
      Property taxes                                 106      224
      Disposal reserves and other                  1,529    2,621
                                                  ------   ------
                                                  $3,504   $5,386
                                                  ======   ======

8.  Other Non-Current Liabilities

    As of December 31, 1995 and 1994, other non-current liabilities consisted of:

                                              December 31,
                                            ---------------
                                             1995     1994
                                            ------   ------

                                            (in thousands)

              Accrued royalties             $  600   $  675
              Accrued income taxes           3,385      616
              Disposal reserves and other    3,466    1,690
                                            ------   ------
                                            $7,451   $2,981
                                            ======   ======


9.  Closure and Post-Closure Costs

    The Company, during its normal course of business, is required to expend funds for environmental protection and remediation. Such expenditures are not expected to have a materially adverse effect on its financial condition or results of operations considering its business is based upon compliance with environmental laws and regulations and its services are priced accordingly.

    As of December 31, 1995, the Company operates several solid waste landfills. The Company is responsible for closure and post-closure monitoring and maintenance costs at virtually all of these landfills which are currently operating or are engaged in expansion efforts. Estimated aggregate closure and post-closure costs are to be fully accrued for these landfills at the time that such facilities cease to accept waste and are closed. Considering existing accruals at the end of 1995, approximately $70 million of additional accruals are to be provided over the remaining lives of these facilities. This estimate is calculated with the assistance of independent engineers and is based on the need for significant future capital costs to complete expansion efforts over the lives of the landfills. Such additional accruals to be provided have been estimated based on current costs and existing regulatory requirements, and assume that the landfills will be filled to capacity. Due to uncertainties and significant judgments used in determining this amount, the actual amount to be expended may differ substantially.

10. Debt

    As of December 31, 1995 and 1994 the Company's debt consisted of the following:

    a.  Revolving Line of Credit-

        During 1995, the Company's environmental subsidiaries amended their line of credit agreement with a bank. This amended agreement, which is secured by virtually all of the assets and common stock of the environmental subsidiaries, provides for maximum borrowings of $50 million and bears interest at either a rate driven by the bank's base rate plus 0% to .75% or the Eurodollar rate plus 1.75% to 2.75%. As of December 31, 1995, the Company had no outstanding balance under this credit agreement. The available balance under the credit agreement is reduced by approximately $26,474 in letters of credit issued primarily as security for solid waste revenue bonds and the closure and post-closure monitoring and maintenance of landfills. Accordingly, borrowings available under the credit agreement approximated $23,526 as of December 31, 1995.

        As of December 31, 1994, $21,000 was outstanding under the credit agreement, of which $6,000 was at the bank's base driven rate (9.25%) and $15,000 was at the Eurodollar rate (9.125%). Since no principal payments are required under this credit agreement until its expiration in May 1997, the outstanding balance as of December 31, 1994, was classified as long-term. In January 1996, the expiration was amended to July 31, 1997.

    In connection with the credit agreement, which has been guaranteed by ARI, the Company has agreed to certain restrictive covenants which, among others, limit the amount of dividends that the Company can pay, limit its ability to incur additional indebtedness, and require the Company to maintain certain financial ratios. The Company is in compliance with these covenants as of December 31, 1995.

b.  Revenue Bonds -

    In June, 1994, one of the Company's environmental subsidiaries, Broadhurst Environmental, Inc., together with the Wayne County Solid Waste Management Authority, issued $7,400 of tax exempt revenue bonds to finance the construction and development of a landfill in Wayne County, Georgia. These bonds mature on July 1, 2014 and bear interest at a rate that floats on a weekly basis, with a maximum interest rate of 12% per annum. The interest rate as of December 31, 1995 and 1994 was 5.55% and 5.95% per annum, respectively. The bonds are supported by an irrevocable letter of credit issued under the Company's credit agreement (see Note 10a). The fee charged for the letter of credit as of December 31, 1995 is 1.75% per annum.

c.  Long-term Debt-

    As of December 31, 1995 and 1994, long-term debt consisted of the following:

                                                            1995       1994
                                                           ------------------
                                                             (in thousands)

   Solid waste revenue bonds, see Note 10b                 $ 7,400    $ 7,400

   Note Payable, revolving line of credit, see Note 10a       ----     21,000

   Various capital leases, secured by equipment, bearing
    interest ranging from 8.4% to 9.6%, maturing through
    2002, see Note 11a                                       8,389       ----

   Note payable, secured by aircraft, bearing interest at
    6%, retired in 1995                                        ---      3,346

   Note payable, unsecured, with annual payments of
    $180,000, non-interest bearing (imputed at 7%),
    maturing June 12, 1997                                     338        472

   Various other notes payable, bearing interest ranging
    from 7.5% to 21%                                           103      1,429
                                                           ------------------
                                                           $16,230    $33,647
   Less-current portion                                      1,823        880
                                                           ------------------
                                                           $14,407    $32,767
                                                           ==================

Principal payments required for long-term debt after December 31, 1995 are as follows:


          YEAR         AMOUNT
       ----------  -------------
                   (in thousands)
          1996         $  192
          1997            185
          1998             18
          1999             19
          2000             21
       Thereafter       7,406
                       ------
       Total           $7,841
                       ======

11. Commitments and Contingencies -

a.  Leases-

    The Company has various operating and capital leases for transportation and other equipment. Lease expense for continuing operations for the years ending December 31, 1995, 1994 and 1993 was approximately $ 2,552, $1,738 and $1,078 respectively. Property under capital leases, included with property, plant and equipment in the accompanying consolidated balance sheet at December 31, 1995 was $6,174, less accumulated depreciation of $667. Depreciation of assets under capital leases is included in depreciation expense.

    Approximate noncancelable future minimum payments are as follows:

          YEAR                                            OPERATING    CAPITAL
       ----------                                         --------------------
                                                               (in thousands)
          1996                                              $1,834     $ 2,350
          1997                                               1,629       2,350
          1998                                                 979       2,181
          1999                                                 564       1,675
          2000                                                 213         889
       Thereafter                                             ----       1,124
                                                            ------     -------
       Total minimum lease payments                         $5,219     $10,569
                                                            ======
       Less - amount representing interest                               2,180
                                                                       -------
       Present value of minimum lease payments (Note 10c)                8,389
       Less - current portion                                            1,631
                                                                       -------
                                                                       $ 6,758
                                                                       =======

b.  Legal Matters-

    The Company is named as defendant in various actions in the ordinary course of its business. These actions generally involve disputes related to contract performance, personal injuries, as well as other civil actions that could result in additional litigation or other adversary proceedings.

    While the final resolution of any matter may have an impact on the Company's consolidated financial results for a particular reporting period, management believes that the ultimate disposition of these matters will not have a materially adverse effect upon the consolidated financial position of the Company.

     c.   Environmental Service Contracts-

          The Company has commitments (primarily with municipalities) to operate landfills and provide waste hauling services under various contracts for terms of up to 40 years. Revenues for such contracts are generally at stated rates but may be adjusted periodically for inflation.

     d.   Environmental Proceedings-

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

     e.   Environmental Insurance-

          In order to meet existing government requirements, the Company has obtained environmental impairment liability insurance coverage for certain environmental risks arising from the operation of their landfill facilities. However, if an environmental impairment was of a magnitude that exceeded the Company's coverage, it could have a material adverse effect on the Company's business or its financial condition and results of operations.

     f.   Employment Contracts-

          The Company has employment contracts with certain members of management which include termination benefits based on the occurrence of certain events.

     g.   Sale of Certain Subsidiaries-

          During January 1994, the Company sold the stock of five of its coal subsidiaries to Pittston. In connection with the sale, the Company provided certain guarantees of indemnification to Pittston. In connection with the sale of coal subsidiaries to the Addington Brothers (see Note 3a), the Company received indemnification related to its guarantees to Pittston as well as other matters, including its guaranty of certain mineral lease royalty obligations and workers' compensation benefits.

          In connection with the sale of Addwest (Note 3c), the Company agreed to remain liable for the performance of an Addwest obligation for $175. Certain royalty rights are being held in escrow until the buyers pay the Addwest obligation.

12.  Stock Option and Stock Grant Plans

     The Company has a non-qualified stock option plan pursuant to which 1,500 shares of common stock were reserved for issuance and may be granted to officers, directors, and key employees of the Company and to key independent contractors of the Company in amounts and upon terms and conditions to be determined from time to time by the Compensation Committee of the Board of Directors. Stock options generally are exercisable either three years or five years from the date of issuance. The following stock options have been issued, exercised or canceled as of December 31:


                                                        1995            1994             1993
                                                    ---------------------------------------------
    Outstanding at beginning of year                          685             490             924
                    Issued                                    220             282            ----
                    Canceled                                 (369)            (58)           ----
                    Exercised                                 (75)            (29)           (434)
                                                    ---------------------------------------------
    Outstanding at end of year                                461             685             490
                                                    =============================================

    Exercisable at end of year                                187             101             278

    Available for future grants at end of year                482             276             500

    Price range per share:
                    Issued                          $        9.50   $        9.75   $    ----
                    Canceled                         7.50 - 14.75    7.50 -  9.63        ----
                    Exercised                        7.50 -  9.75    9.75 - 14.75    9.75 - 14.75
                    Outstanding at end of year       7.50 - 14.75    7.50 - 14.75    7.50 - 14.75


In connection with the sale of subsidiaries discussed in Note 3, the Company terminated all non-vested stock options previously granted under its stock option plan to individuals who ceased being employees of the Company as a result of the transactions.

In 1994, options for a total of 59 shares of the Company's common stock previously granted to eleven employees were terminated. The Company compensated each of these employees in the amount of the number of options held by each employee multiplied by the difference between the per share option exercise price and $16. The total cost for such terminations was approximately $416.

The Company also has a non-qualified stock grant plan pursuant to which 500 shares of common stock were reserved for issuance to employees of the Company, except that officers, directors and owners of more than 10% of the Company's common stock are not eligible to receive stock grants. All stock grants issued to date specify that the recipient of the stock grant must remain employed by the Company for 5 years from the date of grant in order to exercise the grant. As of December 31, the following stock grants were issued or canceled:

                                           1995   1994   1993
                                           ----   ----   ----

    Outstanding at beginning of year        161    174    193
        Issued                              ---    ---    ---
        Canceled                            ---    (13)   (19)
        Exercised                          (126)   ---    ---
                                           ----    ---   ----
    Outstanding at end of year               35    161    174
                                           ====    ===   ====

    Available for issue at year end         339    339    326
                                           ====    ===   ====

In connection with the transaction discussed in Note 3e, the Company has amended the stock grant plan to provide, among other things, that service by an employee with Pittston or an affiliate as a result of the transaction will be counted toward the time of service required under the stock grants. Employees holding stock grants for a total of 92 shares of common stock became employees of Pittston as a result of the transaction. The Company has included the compensation related to this matter in its measurement of the loss on the Pittston transaction (see Note 3e).

    Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), issued in October 1995 and effective for fiscal years beginning after December 15, 1995, encourages, but does not require, a fair value based method of accounting for employee stock options or similar equity instruments. It also allows an entity to elect to continue to measure compensation cost under Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" (APB No. 25), but requires proforma disclosures of net income and earning per share as if the fair value based method of accounting had been applied. The Company expects to adopt SFAS 123 in 1996. While the Company is still evaluating SFAS 123, it currently expects it will continue to measure compensation cost under APB No. 25 and comply with the pro forma disclosure requirements.

13. Income Taxes

    The Company follows the accounting for income taxes under SFAS No. 109-- "Accounting for Income Taxes". A requirement of SFAS No. 109 is that deferred income tax liabilities or assets at the end of each period will be determined using the tax rate expected to be in effect when taxes are actually paid or recovered. Accordingly, income tax provisions will increase or decrease in the same period in which a change in tax rates is enacted.

The income tax provision (benefit) for the years ended December 31, 1995, 1994, and 1993 consists of the following:


                           Years Ended December 31,
                       --------------------------------
                         1995        1994        1993
                       -------      -------     -------
                              (in thousands)
      Current:
         Federal       $(1,901)     $ 1,926     $  (285)
         State             393          683          34
                       -------      -------     -------
                        (1,508)       2,609        (251)
                       -------      -------     -------

      Deferred:
         Federal         5,745         (850)       (506)
         State             189         (163)       (272)
                       -------      -------     -------
                         5,934       (1,013)       (778)
                       -------      -------     -------

                       $ 4,426      $ 1,596     $(1,029)
                       =======      =======     =======


The following is a reconciliation (in thousands) of the income tax provision (benefit) at the statutory tax rate of 34% to the Company's effective rate for the years ended December 31, 1995, 1994 and 1993.

                                                                Years Ended December 31,
                                             -------------------------------------------------------------
                                                   1995                 1994                   1993
                                             ----------------     -----------------    -------------------
                                             Amount   Percent     Amount    Percent     Amount    Percent
                                             -------  -------     ------    -------    -------    --------
Federal taxes at statutory rate               $3,910   34.0%      $1,357     34.0%     $  (921)   (34.0)%
Other, net                                       132    1.1         (104)    (2.6)          49      1.8
State taxes, net of Federal tax  benefit         384    3.4          343      8.6         (157)    (5.8)
                                              ------   -----      -------    -----     --------   --------

                                              $4,426   38.5%      $1,596     40.0%     $(1,029)   (38.0)%
                                              ======   =====      =======    =====     ========   ========

     Deferred tax assets and liabilities as of December 31, 1995 and 1994 consisted of the following:

                                                      December 31,
                                                 ----------------------
                                                  1995           1994
                                                 -------        -------
                                                     (in thousands)
     Deferred tax assets:
       Alternative minimum tax credits           $ 8,062        $ 7,662
       Accrued expenses and reserves               2,807            491
       Contingent royalty receivable               4,560           ----
       Other                                        ----            375
                                                 -------        -------
                                                  15,429          8,528
       Valuation allowance                        (4,000)        (3,600)
                                                 -------        -------
         Total deferred tax assets                11,429          4,928
                                                 -------        -------
     Deferred tax liabilities:
       Property, plant and equipment              (5,887)        (5,494)
                                                 -------        -------
         Total deferred tax liabilities           (5,887)        (5,494)
                                                 -------        -------
       Net deferred tax asset
        (liability)                              $ 5,542        $  (566)
                                                 =======        =======

     The alternative minimum tax credits and their accompanying valuation allowance (described above) were generated by the Company's discontinued operations and, accordingly, they have no effect on the income tax provision (benefit) from continuing operations. In connection with the disposal transactions described in Note 3, however, the Company retained this deferred tax asset and it will be available for future use by the continuing operations.

     As of December 31, 1995 and 1994, the Company's alternative minimum tax credit carryforwards have an unlimited carryforward period. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. The Company has recorded a valuation allowance against these credits due to uncertainties in realization using the "more likely than not" valuation method.

     As of December 31, 1995, the Company has Federal alternative minimum tax net operating loss carryforwards of $4,700, which if not utilized will expire in 2008.

14.  401(k) Saving Plan
     ------------------

     The Company has a qualifying 401(k) savings plan covering substantially all employees. Under this plan, the Company matches (up to a maximum of 6% gross wages) 50% of the employee's contributions. The Company's expense under this plan was approximately $70 and $18 for 1995 and 1994, respectively.

15.  Provision for Asset Write-Downs and Other Charges
     -------------------------------------------------

     During 1994 and 1993, the Company recorded certain provisions for asset write-downs and other one-time charges. These charges are reflected in the Company's 1994 and 1993 consolidated statement of operations as follows:

    (a) During 1994, the Company wrote off approximately $670 associated with certain environmental projects as they were no longer being pursued by the Company.

     (b) During 1994, the Company wrote off approximately $1,200 associated with the Company's investment in a recycling technologies company. The Company wrote off its entire investment in this company in 1994 (included in other expense) due to the investee experiencing substantial financial difficulties.

     (c) During 1993 the Company wrote off approximately $5,122 of assets relating to experimental composting and recycling technology.

16.  Related Party Transactions

     The Company has dealt with certain companies or individuals which are related parties either by having stockholders/officers in common or because they are controlled by stockholders/officers or by relatives of stockholders/officers of the Company. The Company recorded various expenses (included in discontinued operations) to related parties consisting of approximately $3,809, $7,517 and $19,296 for trucking services, office rent, flight fees and royalties for the years ended December 31, 1995, 1994 and 1993, respectively.

     The Company had amounts receivable from related parties of $5 as of December 31, 1995 and amounts payable to related parties of $134 as of December 31, 1994. (See Note 3 for additional related-party transactions).

17.  Acquisitions

     a.    Mid State Environmental, Inc.-

           During 1994, one of the Company's subsidiaries, Mid State Environmental, Inc., acquired a landfill near Macon, Georgia. The purchase price included 149 shares of Addington Resources, Inc. stock, cash of approximately $1,453, future royalties based on revenue generated from the landfill operations and a contingent payment of approximately $3,600 upon receipt of a permit allowing the landfill to accept municipal and solid waste. This acquisition was accounted for as a purchase.

           The landfill, at the date of acquisition, was permitted to accept construction and demolition waste and certain industrial waste. In October, 1995, a permit allowing the landfill to accept municipal and solid waste became final and nonappealable. Accordingly, the Company made the $3,600 payment due to the seller.

           During 1995, the seller requested that the Company register the 149 shares for resale. The sales agreement provided that under certain conditions the Company is obligated to the seller for the difference, if any, between the per share market price on the date of receipt of the seller's request for registration (approximately $13.75 per share) and the per share market price on the date immediately preceding the effective date of the registration statement for resale. The Company has not yet filed the requested registration statement.

     b.    Dozit Company, Inc.-

           During 1994, one of the Company's subsidiaries, Addington Environmental, Inc., acquired all of the outstanding stock of Dozit Company, Inc. for approximately $330, as well as future royalty payments based primarily on tons of waste received at the landfill. This acquisition was accounted for as a purchase.

           The landfill is located in Union County, Kentucky. The acquisition included a newly issued contained landfill construction permit. The new facility is located adjacent to the existing landfill, was built to current federal and state landfill standards, and opened in November, 1994.

18.  Fair Value of Financial Instruments

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

    c.     Restricted Cash-

           The estimated fair value of financial instruments that reprice or mature in less than three months approximates the carrying amount due to the short maturities of the instruments. The fair value of financial instruments with maturities greater than three months are estimated based on quoted market prices for the same or similar financial instruments.

     d.    Long-term Debt-

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

           The fair value of the other debt is estimated by discounting future cash flows using an interest rate considered market for borrowings of similar credit quality and maturity.

           The carrying and estimated fair values of the Company's financial instruments are as follows (in thousands):

                                                          As of December 31,
                                        ------------------------------------------------------
                                                 1995                          1994
                                        ------------------------    --------------------------
                                        Carrying                      Carrying
                                         Amount       Fair Value       Amount       Fair Value
                                        --------    ------------    ----------    ------------
Cash and cash equivalents               $  3,387        $  3,387      $  2,719        $  2,719
Short-term investments                      ----            ----         1,474           1,474
Restricted cash                               40              40         4,348           4,348
Long-term debt (including current
 portion)                                (16,230)        (16,230)      (33,647)        (33,647)

           The fair value estimates are made at discrete points in time based on relevant market information and information about the financial instruments. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision.

           In the normal course of business, the Company has letters of credit, performance bonds and other guarantees which are not reflected in the accompanying consolidated balance sheets. In the past, no significant claims have been made against these financial instruments. Management believes that the likelihood of performance under these financial instruments is minimal and expects no material losses to occur in connection with these financial instruments.

19. Quarterly Financial Data (unaudited - in thousands of dollars except per share amounts)



                                                        First         Second        Third        Fourth
    1995                                               Quarter       Quarter       Quarter       Quarter       Year
   ------                                             ---------     ---------     ---------     ---------     ------
Net revenues                                            $10,748       $14,253      $ 16,578       $15,160   $ 56,739
                                                        -------       -------      --------       -------   --------
Income from operations                                    1,511         3,195         3,309         4,013     12,028
Net income from continuing operations                     1,077         1,926         1,899         2,172      7,074
Income from discontinued operations                         863         3,066         1,778          ----      5,707
Loss on disposal of segment                                ----          ----       (30,537) (3)     ----    (30,537) (3)
                                                        -------       -------      --------       -------   --------
Net income (loss)                                       $ 1,940       $ 4,992      $(26,860)      $ 2,172   $(17,756)
                                                        =======       =======      ========       =======   ========

Earnings per share (1):
    Income (loss) from continuing operations            $  0.07       $  0.12      $   0.12       $  0.14   $   0.45
    Income (loss) from discontinued operations             0.05          0.19          0.11          ----       0.36
    Loss on disposal                                       ----          ----         (1.91)         ----      (1.94)
                                                        -------       -------      --------       -------   --------
    Net income (loss)                                   $  0.12       $  0.31      $  (1.68)      $  0.14   $  (1.13)
                                                        =======       =======      ========       =======   ========

    1994
   ------

Net revenues                                            $ 6,851       $ 8,867      $  9,942       $10,397   $ 36,057
                                                        -------       -------      --------       -------   --------
Income from operations                                    1,094         1,121           674         1,581      4,470
Net income (loss) from continuing operations                525         1,022          (244) (2)    1,091      2,394 (2)
Income (loss) from discontinued operations                2,344           521       (11,575)         (818)    (9,528)
                                                        -------       -------      --------       -------   --------
Net income (loss)                                       $ 2,869       $ 1,543      $(11,819)      $   273   $ (7,134)
                                                        =======       =======      ========       =======   ========

Earnings per share (1):
    Income (loss) from continuing operations            $  0.03       $  0.07      $  (0.02)      $  0.07   $   0.15
    Income (loss) from discontinuing operations            0.15          0.03         (0.73)        (0.05)     (0.60)
                                                        -------       -------      --------       -------   --------
    Net income (loss)                                   $  0.18       $  0.10      $  (0.75)      $  0.02   $  (0.45)
                                                        =======       =======      ========       =======   ========



    (1) Quarters may not add to annual net income (loss) per share due to changes in shares outstanding
    (2)  Includes the asset write-downs and other charges described in Note 15
    (3)  Represents sale of discontinued operations as described in Note 2

Exhibit 11


            ADDINGTON RESOURCES, INC.
            CALCULATIONS OF NET INCOME (LOSS) PER SHARE
            (amounts in thousands except per share amounts)


                                                                      Years Ended December 31,
                                                                 ----------------------------------
                                                                   1995         1994         1993
                                                                 --------     --------     --------
            Primary net loss                                     $(17,756)     $(7,134)    $(16,189)
                                                                 ========      =======     ========

            Average shares of stock outstanding                    15,748       15,798       15,563
                                                                 ========      =======     ========

            Primary net loss per share                           $  (1.13)     $ (0.45)    $  (1.04)
                                                                 ========      =======     ========

            NOTE: The dilutive effect of the Company's common stock equivalents (grants and shares under option) for the primary net income per share calculation was insignificant for 1995, 1994 and 1993.

                                  SIGNATURES
                                  ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      ADDINGTON RESOURCES, INC.


Date: March 28, 1996                  By  /s/ Jack T. Baker
                                         -------------------------------
                                          Jack T. Baker, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated


Signature                               Title                    Date
- ---------                               -----                    ----

/s/ Jack T. Baker            President (Principal            March 28, 1996
- -----------------------      Executive Officer)
Jack T. Baker


/s/ R. Douglas Striebel      Vice President and Chief        March 28, 1996
- -----------------------      Financial Officer
R. Douglas Striebel          (Principal Financial
                             Officer) (Principal
                             Accounting Officer)


/s/ Larry Addington          Director                        March 28, 1996
- -----------------------
Larry Addington


/s/ Stephen Addington        Director                        March 28, 1996
- -----------------------
Stephen Addington


/s/ Howard P. Berkowitz      Chairman of the Board           March 28, 1996
- -----------------------
Howard P. Berkowitz



/s/ Harold Blumenstein       Director                        March 28, 1996
- -----------------------
Harold Blumenstein

/s/ Jack C. Fisher           Director                        March 28, 1996
- -----------------------
Jack C. Fisher


/s/ James Grosfeld           Director                        March 28, 1996
- -----------------------
James Grosfeld


/s/ Richard Ravitch          Director                        March 28, 1996
- -----------------------
Richard Ravitch