Form 10-Q
period 1996-03-31
ADDINGTON RESOURCES INC
filed 1996-05-15
CIK 810665

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended    March 31, 1996
                                    --------------------

     OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________ to __________________

     Commission file number 0-16498
                            -------

                           ADDINGTON RESOURCES, INC.
            (Exact name of registrant as specified in its charter)


           DELAWARE                                    61-1125039

   (State or other jurisdiction                 (IRS Employer ID Number)
 of incorporation or organization)


                       771 Corporate Drive, Suite #1000
                              Lexington, KY 40503

                   -----------------------------------------
                   (Address of principal executive offices)


Registrant's telephone number, including area code       (606) 223-3824
                                                         --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  [X]        No  [_]
                                        -----          -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

     Class - Common stock, $1.00 Par Value
     -----

     Outstanding at May 6, 1996 - 15,172,084 shares
     --------------------------

                  ADDINGTON RESOURCES, INC. AND SUBSIDIARIES
                  ------------------------------------------

                                     INDEX
                                     -----

                                                                                       Page No.
                                                                                       --------
PART I. Consolidated Financial Information

     ITEM 1. Consolidated Financial Statements

             Consolidated Balance Sheets as of March 31, 1996 (Unaudited) and
             December 31, 1995                                                           3-4

             Consolidated Statements of Operations (Unaudited) Three Months
             Ended March 31, 1996 and 1995                                               5

             Consolidated Statements of Cash Flows (Unaudited) Three Months
             Ended March 31, 1996 and 1995                                               6

             Notes to Consolidated Financial Statements (Unaudited)                      7-10

     ITEM 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                                   11-16

PART II.  Other Information                                                              17

SIGNATURES                                                                               18

ITEM 1.

                  ADDINGTON RESOURCES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                    ASSETS


                                                      March 31,    December 31,
                                                        1996           1995
                                                     -----------   ------------
                                                     (unaudited)
                                                           (in thousands)
CURRENT ASSETS:
  Cash and cash equivalents                            $  1,976      $  3,387
  Accounts receivable, net                                8,492         9,090
  Prepaid expenses and other                              3,417         3,246
                                                       --------      --------
    Total current assets                                 13,885        15,723
                                                       --------      --------
PROPERTY, PLANT AND EQUIPMENT, at cost                  124,933       119,414
  Less accumulated depreciation                         (15,230)      (13,667)
                                                       --------      --------
                                                        109,703       105,747
                                                       --------      --------

OTHER                                                     6,812         6,812
                                                       --------      --------

    Total Assets                                       $130,400      $128,282
                                                       ========      ========

                  ADDINGTON RESOURCES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     LIABILITIES AND STOCKHOLDERS' EQUITY


                                                      March 31,    December 31,
                                                        1996           1995
                                                     -----------   ------------
                                                     (unaudited)
                                                            (in thousands)
CURRENT LIABILITIES:
  Accounts payable                                     $  3,902      $  4,743
  Current portion of long-term debt                       1,449         1,823
  Accrued expenses and other                              3,689         3,504
                                                       --------      --------
    Total current liabilities                             9,040        10,070
                                                       --------      --------

NON-CURRENT LIABILITIES:
  Long-term debt, less current portion                   15,973        14,407
  Accrued closure and post-closure costs                  5,627         5,168
  Other long-term liabilities                             5,422         7,451
                                                       --------      --------
    Total non-current liabilities                        27,022        27,026
                                                       --------      --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, $1.00 par value; 30,000,000 shares
    authorized, 16,169,534 shares and 16,054,301
    shares outstanding at March 31, 1996 and
    December 31, 1995, respectively                      16,170        16,054
  Paid-in capital                                        86,961        85,934
  Retained earnings                                       4,832         2,823
  Less treasury stock; 1,000,000 shares, at cost        (13,625)      (13,625)
                                                       --------      --------
    Total stockholders' equity                           94,338        91,186
                                                       --------      --------

    Total liabilities and stockholders' equity         $130,400      $128,282
                                                       ========      ========

                  ADDINGTON RESOURCES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                       Three Months Ended
                                                            March 31,
                                                      ----------------------
                                                       1996           1995
                                                      -------        -------
                                                          (in thousands,
                                                     except per share amounts)
REVENUES                                              $14,315        $10,748

COSTS AND EXPENSES:
  Cost of operations                                    8,738          6,621
  Depreciation and amortization                         1,971          1,261
  Selling, general and administrative                   1,044          1,355
                                                      -------        -------
                                                       11,753          9,237
                                                      -------        -------

  INCOME FROM OPERATIONS                                2,562          1,511
                                                      -------        -------
INTEREST AND OTHER INCOME (EXPENSE):
  Interest income                                          26            114
  Interest expense                                        (63)           (51)
  Other, net                                              227            219
                                                      -------        -------
                                                          190            282
                                                      -------        -------
  Income before income tax provision                    2,752          1,793

INCOME TAX PROVISIONS:
  Federal                                                 550            610
  State                                                   193            106
                                                      -------        -------
                                                          743            716
                                                      -------        -------

  Income from continuing operations                     2,009          1,077

DISCONTINUED OPERATIONS
  Income from operations of discontinued segment
    (less applicable income taxes of $189)                 --            863
                                                      -------        -------
NET INCOME                                            $ 2,009        $ 1,940
                                                      =======        =======

EARNINGS PER SHARE:
  Income from continuing operations                   $  0.13        $  0.07
  Income from discontinued operations                      --           0.05
                                                      -------        -------
  Net income per share                                $  0.13        $  0.12
                                                      =======        =======

Equivalent shares of stock outstanding                 15,128         16,035
                                                      =======        =======

                  ADDINGTON RESOURCES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                          Three Months Ended
                                                               March 31,
                                                         ---------------------
                                                          1996          1995
                                                         -------       -------
                                                            (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                             $ 2,009       $ 1,940
                                                         -------       -------
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization                          1,971         1,261
    Income from discontinued operations                       --          (863)
    Gain on sale of assets                                    --          (903)
  Change in assets and liabilities, net of effects
   from acquisitions and disposals--
    (Increase) decrease in--
      Accounts receivable                                    598           719
      Prepaid expenses and other                            (170)         (893)
      Other assets                                          (408)         (113)
    Increase (decrease) in--
      Accounts payable                                      (841)         (362)
      Accrued expenses and other                             185           834
      Accrued closure and post-closure costs                 459           409
      Other long-term liabilities                         (2,029)         (257)
                                                         -------       -------
        Total adjustments                                   (235)         (168)
                                                         -------       -------
        Net cash provided by operating activities          1,774         1,772
                                                         -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of assets, net of disposal costs         --         4,125
    Decrease in--
      Short-term investments                                  --           100
  Additions to property, plant and equipment              (5,519)       (6,391)
  Net decrease in investment in discontinued operations       --           137
                                                         -------       -------
        Net cash used in investing activities             (5,519)       (2,029)
                                                         -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of long-term debt                                 191            --
  Repayments of long-term debt                                --        (3,534)
  Issuance of common stock                                 1,143           814
  Borrowings on revolving line of credit                   1,000         2,000
                                                         -------       -------
        Net cash provided by (used in) financing
          activities                                       2,334          (720)
                                                         -------       -------

        Net decrease in cash and cash equivalents         (1,411)         (977)

CASH AND CASH EQUIVALENTS, beginning of period             3,387         2,719
                                                         -------       -------
CASH AND CASH EQUIVALENTS, end of period                 $ 1,976       $ 1,742
                                                         =======       =======

                   ADDINGTON RESOURCES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
              (Dollar amounts in thousands, except per share data)

1.   Financial Statement Presentation
     --------------------------------

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

     The accompanying consolidated financial statements as of March 31, 1996 and 1995 include the accounts of Addington Resources, Inc. (the Company) and its wholly-owned direct and indirect subsidiaries.

     In the opinion of management, the accompanying consolidated unaudited financial statements include all adjustments necessary to present fairly the Company's financial position as of March 31, 1996 and results of operations for the three months ended March 31, 1996 and 1995. All adjustments were of a normal recurring nature. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.

2.   Discontinued Operations
     -----------------------

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

     As discussed in Note 3, as of December 31, 1995, the Company had sold all of its subsidiaries included in discontinued operations, hence fully disposing of all non-environmental operations. The recorded transactions reflect the disposal of all of the Company's non-environmental segments and, accordingly, the operating results of these segments have been classified as discontinued operations for all periods presented in the accompanying consolidated financial statements. Operating results from the discontinued operations were as follows:

                                                    Three Months Ended
                                                      March 31, 1995
                                                      --------------

              Operating revenue                           $26,076
                                                          -------
              Income before income taxes                    1,052

              Income tax provision                            189
                                                          -------
              Net income from discontinued operations     $   863
                                                          -------

     Most of the Company's revenues from discontinued operations were generated under long-term coal sales contracts with electric utilities or other coal-related organizations located in the Eastern U.S. Revenues were recognized on coal sales in accordance with the sales agreement, which was usually when the coal was shipped to the customer.

3.   Sale of Subsidiaries (included in Discontinued Operations)
     ----------------------------------------------------------

     a.   Coal Mining, Mining Equipment Manufacturing and Licensing -
          ---------------------------------------------------------

          On September 22, 1995, in a related party transaction, the Company entered into a stock purchase agreement with Addington Enterprises, Inc. (a company f/k/a Addington Acquisition Company, Inc., owned by Larry Addington, Robert Addington and Bruce Addington; collectively, the Addington Brothers) whereby the Company would receive $30,000, subject to a working capital adjustment, in exchange for all the issued and outstanding shares of common stock of its subsidiaries, Addington Mining, Inc., Mining Technologies, Inc., Addwest Mining, Inc. and Addington Coal Holding, Inc. This sale was consummated on November 2, 1995, at which time the proceeds received were used by the Company to pay down its revolving line of credit. In addition, the Company retained the right to receive certain contingent payments due under the Company's technology sale to BHP Australia Coal Pty. Ltd. As of March 31, 1996, the Company estimates such payments may aggregate $3,000.

          Included in the transaction described above and pursuant to an option agreement dated August 4, 1995, the Company sold to the Addington Brothers all the issued and outstanding shares of common stock of its subsidiary, Tennessee Mining, Inc. According to the terms of the option agreement, the Addington Brothers will pay the Company a royalty based on tons of coal delivered under a certain coal sales contract, up to a maximum aggregate royalty of $12,500. During the three months ended March 31, 1996 the Company has recorded royalty income of $149 (included in other income in the accompanying March 31, 1996 Consolidated Statement of Operations) from the Addington Brothers under this agreement.

     b.   Citrus Properties -
          -----------------

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

     c.   Addwest Minerals, Inc. -
          ---------------------

          Addwest Minerals, Inc. (Addwest), a wholly-owned subsidiary of the Company, was organized to mine, extract and market precious and industrial metals. On November 1, 1995, the Company entered into a letter agreement, which was later finalized as a Stock Purchase Agreement (the Agreement), that provided for the sale to an unrelated party of all the capital stock of Addwest. On December 29, 1995, the Company consummated the sale of Addwest.

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

     d.   New River Lime -
          --------------

          On November 17, 1995, the Company sold all of the real property, as well as all buildings, structures and improvements of its wholly owned subsidiary, New River Lime, Inc. (NRL), to an unrelated party for $2,500 in cash. The Company retained no obligations in connection with the sale and has fully divested its investment in NRL.

4.   Commitments and Contingencies
     -----------------------------

     a.   Legal Matters -
          -------------

          In the normal course of its operations, the Company may become involved in a variety of legal disputes. Currently, the Company is a party to certain litigation, including workers' compensation matters and other minor business disputes.

          While the final resolution of any matter may have an impact on the Company's consolidated financial results for a particular reporting period, management believes that the ultimate disposition of these matters will not have a material adverse effect on the consolidated financial position of the Company.

     b.   Environmental Proceedings -
          -------------------------

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

     c.   Environmental Service Contracts -
          -------------------------------

          The Company has commitments (primarily with municipalities) to operate landfills and provide waste hauling services under various contracts for terms of up to 40 years. Revenues for such contracts are generally at stated rates but may be adjusted periodically for inflation.

     d.   Environmental Insurance -
          -----------------------

          In order to meet existing government requirements, the Company has obtained environmental impairment liability insurance coverage for certain environmental risks arising from the operation of its landfill facilities. However, if an environmental impairment were of a magnitude that exceeded the Company's coverage, it could have a material adverse effect on the Company's business or its financial condition and results of operations.

5.   Related-Party Transactions
     --------------------------

     The Company has dealt with certain companies or individuals which are related parties either by having stockholders in common or because they are controlled by stockholders/officers or by relatives of stockholders/officers of the Company. The Company recorded various expenses (included in results of discontinued operations) to related parties consisting of approximately $2,560 for trucking services, office rent of $28 and flight fees of $98 for the three months ended March 31, 1995. There were no related party transactions during the three months ended March 31, 1996.

     The Company had amounts receivable from related parties of $5 as of December 31, 1995.

6.   Stockholders' Equity
     --------------------

     During the three months ended March 31, 1996, 108 shares of common stock were issued in connection with the exercise of stock options.

     During the three months ended March 31, 1996 and 1995, 8 and 55 respectively, shares of common stock were issued in connection with stock grants issued to employees in 1989 and 1990. These stock grants specified that the recipient of the stock grant remain employed by the Company for five years from the date of the grant in order to exercise the grant.

     As a result of these options and grants being exercised and shares being issued, common stock increased $116 and $55 respectively, and paid-in capital increased $1,027 and $759 respectively, during the three months ended March 31, 1996 and 1995.

7.   New Accounting Pronouncements
     -----------------------------

     a.   Long Lived Assets -
          -----------------

          In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS No. 121), effective for fiscal years beginning after December 15, 1995. The new standard requires that long-lived assets and certain identified intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing such impairment review, companies are required to estimate the sum of future cash flows from an asset and compare such amount to the asset's carrying amount. Any excess of carrying amount over expected cash flows will result in a possible write-down of an asset to its fair value. The Company adopted the provisions of SFAS No. 121 as of January 1, 1996. The adoption had no effect on the results of operations or financial position of the Company.

     b.   Stock-Based Compensation -
          ------------------------

          In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), effective for fiscal years beginning after December 15, 1995. The new standard encourages, but does not require, a fair value based method of accounting for employee stock options or similar equity instruments. It also allows an entity to elect to continue to measure compensation cost under Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" (APB No. 25), but requires pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied. The Company expects to adopt SFAS No. 123 for its annual 1996 financial statements. In addition, the Company will elect to continue to measure compensation cost under APB No. 25 and comply with the pro forma disclosure requirements.

Item 2  Management's Discussion and Analysis of Financial Condition and
        ---------------------------------------------------------------
        Results of Operations
        ---------------------
               (amounts in thousands, except for per share data)

The following discussion reviews the Company's operations for the three months ended March 31, 1996 and 1995 and should be read in conjunction with the Company's unaudited consolidated financial statements and related notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995. The Company has restated its previously issued financial statements in connection with the Company's determination to discontinue its operations relating primarily to coal mining, mining equipment manufacturing and licensing, citrus properties in Belize, precious and industrial metals mining and incidental limestone properties. The Company's continuing operations are comprised of integrated solid waste management including landfill operations and waste collection and recycling services.

As part of the Company's plan to dispose of all of its non-environmental operations, it has taken the following actions:

(1) On September 22, 1995, the Company entered into a stock purchase agreement with Addington Acquisition Company, Inc., Larry Addington, Robert Addington and Bruce Addington (collectively, the "Addingtons") whereby the Company agreed to sell, for $30,000, subject to certain working capital adjustments, in exchange for all the issued and outstanding shares of common stock of its subsidiaries, Addington Mining, Inc., Mining Technologies, Inc., Addwest Mining, Inc. and Addington Coal Holding, Inc. In addition, the Company retained the right to receive certain payments (anticipated to aggregate $3,000 after March 31, 1996) due under the Company's technology sale to BHP Australia Coal Pty. Ltd. The sale was consummated on November 2, 1995.

(2) Included in this transaction and pursuant to an option agreement dated August 4, 1995, the Company sold to the Addingtons all of the issued and outstanding shares of common stock of its subsidiary, Tennessee Mining, Inc. The Company is entitled to receive a royalty based on tons of coal delivered under a certain coal sales contract, up to a maximum aggregate royalty of $12,500.

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

                             Results of Operations
                             ---------------------
          Quarter Ended March 31, 1996 Compared with Same Period 1995
          -----------------------------------------------------------
                 (amounts in thousands, except per share data)

Net income from continuing operations during the quarter ended March 31, 1996 was $2,009 or $.13 per share, compared to net income of $1,077 or $.07 per share for the quarter ended March 31, 1995.

Total revenues increased from $10,748 generated during the quarter ended March 31, 1995 to $14,315 during the quarter ended March 31, 1996. This 33% increase in total revenues reflects the 31% increase in tons of waste received at the Company's landfills. During the quarter ended March 31, 1996, tonnage received at the Company's landfills increased to 421 tons from 321 tons received during the 1995 first quarter. This increase in tons is primarily attributable to internal growth, including additional tonnage received at the Company's East Carolina and Epperson sites under new contracts entered into in May and June 1995, respectively. Additionally, the Company's first quarter 1996 performance was adversely affected due to the harsh winter weather conditions experienced in the Southeastern U.S.

As a percentage of total revenues, cost of operations decreased to 61% for the quarter ended March 31, 1996 as compared to 62% for the quarter ended March 31, 1995. This decrease reflects improved economies of scale realized by the Company as certain of its fixed costs are spread over a broader revenue base.

Depreciation and amortization increased $710 (or 56%) during the quarter ended March 31, 1996 as compared to the quarter ended March 31, 1995. This increase is primarily attributable to an increase in tonnage received as well as the purchase and development of additional capital assets within the environmental operations. Capitalized landfill development costs are amortized as permitted airspace of the landfill or the related cell, as applicable, is consumed.

Selling, general and administrative expenses decreased $311 (or 23%) during the quarter ended March 31, 1996 as compared to the quarter ended March 31, 1995. As a percentage of revenues, selling, general and administrative expenses declined from 13% during the quarter ended March 31, 1995 to 7% during the quarter ended March 31, 1996. This decline is primarily due to lower administrative expenses incurred during 1996 due to lower corporate overhead incurred, primarily executive salaries, resulting from overall improved operating efficiencies at the Company's environmental operations.

Income from operations increased $1,051 (or 70%) during the quarter ended March 31, 1996 as compared to the quarter ended March 31, 1995. Income from operations increased as a percentage of revenues from 14% to 18%. The increase in income from operations in dollars and as a percentage of revenues is attributable to the higher revenues generated by the Company's landfill operations allowing the Company to spread its fixed costs over a larger revenue base.

Interest income decreased to $26 during the quarter ended March 31, 1996 as compared to $114 during the quarter ended March 31, 1995. The Company has from time to time paid amounts into escrow under state regulations related to closure and post-closure cost of its landfills. The decrease in interest income reflects the decrease in escrow cash balances outstanding during the quarter ended March 31, 1996 as compared to 1995. During the fourth quarter of 1995, the Company issued letters of credit in exchange for reducing or eliminating virtually all of its escrow accounts.

Interest expense was $63 during the quarter ended March 31, 1996 and remained relatively unchanged as compared to $51 during the quarter ended March 31, 1995.

The amount of interest capitalized during the first quarter of 1996 was $357 compared to $524 capitalized during the first quarter of 1995.

Other income was $227 during the quarter ended March 31, 1996 and remained relatively unchanged compared to $219 during the quarter ended March 31, 1995.

The Company's effective tax rate decreased from 40% during the quarter ended March 31, 1995 to 27% during the quarter ended March 31, 1996 primarily due to the reduction of valuation reserves caused by the utilization of minimum tax credits generated by certain sold subsidiaries (see Note 3).

As of December 31, 1995, the Company had sold all of its subsidiaries included in discontinued operations, fully disposing of all non-environmental operations (see Note 3). The recorded transactions reflect the disposal of all of the Company's non-environmental segments and accordingly, the operating results of these segments have been classified as discontinued operations for all periods presented in the accompanying consolidated financial statements. Operating results from the discontinued operations were as follows:

                                                    Three Months Ended
                                                      March 31, 1995
                                                      --------------

              Operating revenue                           $26,076
                                                          -------
              Income before income taxes                    1,052

              Income tax provision                            189
                                                          -------
              Net income from discontinued operations     $   863
                                                          -------

                              Financial Condition
                              -------------------
                 (amounts in thousands, except per share data)

The Company's cash and cash equivalents and short-term investments totaled $1,976 at March 31, 1996 compared to $3,387 at December 31, 1995. This 42% decrease is primarily due to the timing of accounts receivable collections, accounts payable payments and capital expenditures.

Accounts receivable at March 31, 1996 totaled $8,492, compared to the balance of $9,090 at December 31, 1995. This 7% decrease is primarily due to the timing of accounts receivable collections.

Prepaid expenses and other at March 31, 1996 total $3,417 compared to the balance of $3,246 at December 31, 1995. This 5% increase is primarily due to the timing of payments on prepaid insurance and other prepaid expenses.

Property, plant and equipment, net, increased to $109,703 at March 31, 1996, compared to $105,747 at December 31, 1995. This $3,956 increase is primarily due to an increase in landfill equipment and other environmental related development costs, net of depreciation charges.

Other assets remained unchanged at $6,812 at March 31, 1996.

Accounts payable at March 31,1996 decreased to $3,902 as compared to the December 31, 1995 balance of $4,743. This 18% decrease is primarily due to the timing of payments on accounts payable.

The Company's current portion of long-term debt outstanding decreased to $1,449 at March 31, 1996 as compared to $1,823 at December 31, 1995, primarily due to timing of certain debt payments.

Accrued expenses and other liabilities increased to $3,689 at March 31, 1996 as compared to the $3,504 balance at December 31, 1995. This 5% increase is primarily due to the timing of payments relating to payroll, property taxes, workers compensation and other expenses.

The Company's long-term debt outstanding increased to $15,973 at March 31, 1996 as compared to $14,407 at December 31, 1995. During the first quarter of 1996 the Company borrowed $1,000 on its line of credit to fund certain landfill construction and development costs. Additional debt was also incurred to acquire landfill equipment.

Accrued closure and post-closure costs at March 31, 1996 increased to $5,627 as compared to the $5,168 balance at December 31, 1995. The accrual for closure and post-closure cost is based upon the estimated aggregate closure and post-closure costs to be incurred at the time that the landfills cease to accept waste and are closed. The amount of the accrual is calculated using the number of tons received by the landfills each year. Therefore, the increase in this accrual is due to the landfills receiving additional tons during the first quarter of 1996.

The Company's other long-term liabilities decreased to $5,422 at March 31, 1996 as compared to $7,451 at December 31, 1995. This accrual primarily relates to income taxes and the remaining reserve recorded to cover costs associated with the disposal of the discontinued operations.

                        Liquidity and Capital Resources
                        -------------------------------
                 (amounts in thousands, except per share data)

The working capital needs of the Company have been met primarily through a combination of funds provided by banks, proceeds from the sale of non-environmental operations, and cash generated through operations.

The overall net decrease in cash and cash equivalents was $1,411 and $977 for the quarters ended March 31, 1996 and 1995, respectively. Such net decreases reflect net cash used in operating, investing and financing activities.

Net cash provided by operations was $1,774 and $1,772 for the quarters ended March 31, 1996 and 1995, respectively. This fluctuation between years is primarily a result of improved operating income during the first quarter 1996 offset in 1995 by gains on the sale of certain assets.

Net cash used in investing activities was $5,519 and $2,029 for the quarters ended March 31, 1996 and 1995, respectively. Both amounts represent acquisitions of environmental company assets as well as landfill construction and development.

Net cash provided by (used in) financing activities was $2,334 and ($720) for the quarters ended March 31, 1996 and 1995, respectively. The 1996 amount primarily represents the Company borrowing on its line of credit. The 1995 amount primarily represents repayments of certain long-term debt net of borrowings on the revolving line of credit.

Net working capital as of March 31, 1996 was approximately $4,845, compared to approximately $5,653 as of December 31, 1995.

As of March 31, 1996, the Company had approximately $22,526 available under its line of credit. The line of credit is secured by substantially all of the Company's assets and bears interest at rates ranging from the Eurodollar rate plus 1.75% to 2.75% to the bank's base rate plus 0% to .75%. The maximum amount available under the line of credit, which expires July 31, 1997, is $50,000, reduced by issued letters of credit of approximately $26,474 and borrowings of $1,000.

The Company has various operating and capital leases for transportation and other equipment. Total non-cancelable minimum lease payments for the remainder of 1996 will be approximately $3,252.

There are certain environmental contingencies, primarily consisting of landfill closure obligations, related to the Company's integrated solid waste disposal system operations. The Company estimates and records its costs associated with closure and post-closure monitoring and maintenance for operating landfills based upon relevant government regulation. Accruals for these closure and post-closure costs are provided as permitted airspace of the landfill is consumed. The Company revises its estimates on a periodic basis. As of March 31, 1996, the Company had accrued expenses for closure costs of approximately $5,627. Because of the long-term nature of these obligations, there is a possibility that such obligations, when ultimately paid, may differ substantially from the recorded accrued expense, thus affecting the Company's liquidity.

Considering the existing accruals with respect to the Company's landfills at March 31, 1996, and assuming significant additional future capital costs are made to complete expansion efforts over the expected lives of the landfills, approximately $87,000 of additional expense accruals are to be provided over the remaining lives as permitted airspace of these facilities is consumed. Such additional accruals to be provided have been estimated based on current costs and existing regulatory requirements and assume that the landfills will be filled to capacity. Due to uncertainties and significant judgments used in determining the amount of additional accruals to be provided, the actual amount to be expended may differ substantially.

The Company is required to provide financial assurance to various regulatory bodies for certain of its estimated closure and post-closure monitoring and maintenance costs. The Company has provided letters of credit and established trust funds in response to such requirements.

The Company projects capital expenditures for existing landfill facilities for the remainder of 1996 to be $13.8 million, although the amounts expended may differ substantially from this amount. The Company is actively pursuing additional landfill facilities through acquisitions, privatization of municipally owned facilities, as well as start-up facilities. In addition to planned expenditures for existing facilities, the Company anticipates that the Person County landfill and the new Mid-State landfill will be constructed in 1996 at a cost of approximately an additional $8.7 million during the remainder of 1996, but there can be no assurance that these landfills will become operational in 1996 nor that the amounts actually expended will not differ substantially from this amount.

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

                             Environmental Matters
                             ---------------------

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

As part of its ongoing operations, the Company provides for its estimated closure and post-closure monitoring and maintenance costs as remaining permitted airspace at its landfill facilities are consumed. Closure and post-closure monitoring and maintenance costs include final capping of the site, site inspections, groundwater monitoring, leachate management, methane gas control and recovery, and operation and maintenance costs as the remaining permitted airspace of such facilities is consumed.

- --------------------------------------------------------------------------------
The statements contained in this Form 10-Q contain forward looking statements which involve risks and uncertainties. The Company's actual results may vary significantly from those stated in any forward looking statements. Factors that may cause such difference include, but are not limited to , regulatory changes, loss or failure to obtain governmental permits, competition, the ongoing consolidation of the solid waste management business and the availability of acquisition and expansion opportunities on attractive terms.

- --------------------------------------------------------------------------------

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

Item 5.  Other Information.
         -----------------

                 None.

Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

                 (a)  List of Exhibits Filed.
                      ----------------------

Exhibit 10.1 Separation Agreement and General Release effective as of January 12, 1996, between Addington Resources, Inc., Addington Holding Company, Inc., Addington Environmental, Inc. and Kirby
                 J. Taylor.

Exhibit 27       Financial Data Schedule.

                 (b)  Reports on Form 8-K.
                      -------------------

                      None.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADDINGTON RESOURCES, INC.
(Registrant)


Date:         May 15, 1996                By:  /s/ R. Douglas Striebel
      --------------------------------       --------------------------------
                                               R. Douglas Striebel
                                               Vice President  and
                                               Chief Financial Officer