Form 10-Q
period 1996-06-30
ADDINGTON RESOURCES INC
filed 1996-08-14
CIK 810665

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

   X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 -----
        EXCHANGE ACT OF 1934

        For the quarterly period ended           June 30, 1996
                                       --------------------------------------

                                       OR

 _____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _________ to __________

                         Commission file number 0-16498
                                                -------


                           ADDINGTON RESOURCES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                          61-1125039

  (State or other jurisdiction                        (IRS Employer ID Number)
of incorporation or organization)


                        771 Corporate Drive, Suite #1000
                              Lexington, KY 40503
                    ----------------------------------------
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

          Outstanding at August 1, 1996 - 15,189,834 shares
          ----------------------------- -------------------

                   ADDINGTON RESOURCES, INC. AND SUBSIDIARIES
                   ------------------------------------------

                                     INDEX
                                     -----

                                                                              Page No.
                                                                              --------
PART I.  Consolidated Financial Information

      ITEM 1.  Consolidated Financial Statements

               Consolidated Balance Sheets as of June 30, 1996 (Unaudited)
               and December 31, 1995                                             3-4

               Consolidated Statements of Operations (Unaudited)
               Three Months and Six Months Ended June 30, 1996 and 1995           5

               Consolidated Statements of Cash Flows (Unaudited)
               Six Months Ended June 30, 1996 and 1995                            6

               Notes to Consolidated Financial Statements (Unaudited)             7-11

      ITEM 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                          12-19

PART II.       Other Information                                                  20

SIGNATURES                                                                        21

Item 1.
                        ADDINGTON RESOURCES, INC. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS
                                          ASSETS

                                                                    JUNE 30,            DECEMBER 31,
                                                                      1996                 1995
                                                                  ------------         -------------
                                                                   (Unaudited)
                                                                           (in thousands)
CURRENT ASSETS:
    Cash and cash equivalents                                       $   2,624             $   3,387
    Accounts receivable, net                                            8,957                 9,090
    Prepaid expenses and other                                          3,937                 3,246
                                                                  ------------         -------------
        Total current assets                                           15,518                15,723
                                                                  ------------         -------------

PROPERTY, PLANT AND EQUIPMENT, at cost                                130,375               119,414
    Less accumulated depreciation                                     (17,177)              (13,667)
                                                                  ------------         -------------
                                                                      113,198               105,747
                                                                  ------------         -------------

OTHER                                                                   7,465                 6,812
                                                                  ------------         -------------

        Total assets                                                $ 136,181             $ 128,282
                                                                  ============         =============


                  ADDINGTON RESOURCES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     LIABILITIES AND STOCKHOLDERS' EQUITY


                                                          JUNE 30,                DECEMBER 31,
                                                            1996                     1995
                                                        -----------               ------------
                                                        (Unaudited)
                                                                     (in thousands)
CURRENT LIABILITIES:
    Accounts payable                                     $   4,023                  $   4,743
    Current portion of long-term debt                        1,929                      1,823
    Accrued expenses and other                               5,876                      3,504
                                                        -----------               ------------
        Total current liabilities                           11,828                     10,070
                                                        -----------               ------------

NON-CURRENT LIABILITIES:
    Long-term debt, less current portion                    15,987                     14,407
    Accrued closure and post-closure costs                   6,159                      5,168
    Other long-term liabilities                              5,422                      7,451
                                                        -----------               ------------
        Total non-current liabilities                       27,568                     27,026
                                                        -----------               ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Common stock, $1.00 par value; 30,000,000
      shares authorized, 16,189,284 shares and
      16,054,301 shares outstanding at June 30,
      1996 and December 31, 1995, respectively              16,189                     16,054

    Paid-in capital                                         87,145                     85,934
    Retained earnings                                        7,076                      2,823
    Less treasury stock; 1,000,000 shares, at cost         (13,625)                   (13,625)
                                                        -----------               ------------
        Total stockholders' equity                          96,785                     91,186
                                                        -----------               ------------
        Total liabilities and stockholders' equity       $ 136,181                  $ 128,282
                                                        ===========               ============

                  ADDINGTON RESOURCES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)


                                                                         THREE MONTHS                SIX MONTHS
                                                                         ENDED JUNE 30,             ENDED JUNE 30,
                                                                       1996           1995         1996          1995
                                                                     ---------      --------     --------     --------
                                                                             (In thousands, except share amounts)
REVENUES                                                              $ 15,380      $ 14,253     $ 29,695     $ 25,001
                                                                     ---------      --------     --------     --------
COSTS AND EXPENSES:
   Cost of operations                                                    8,768         7,847       17,506       14,468
   Depreciation and amortization                                         1,908         1,930        3,879        3,191
   Selling, general and administrative                                   1,117         1,281        2,161        2,636
                                                                     ---------      --------     --------     --------
                                                                        11,793        11,058       23,546       20,295
                                                                     ---------      --------     --------     --------
   Income from operations                                                3,587         3,195        6,149        4,706
                                                                     ---------      --------     --------     --------

INTEREST AND OTHER INCOME (EXPENSE):
   Interest income                                                           1           170           27          284
   Interest expense                                                        (79)         (123)        (142)        (174)
   Other, net                                                             (435)          (31)        (208)         188
                                                                     ---------      --------     --------     --------
                                                                          (513)           16         (323)         298
                                                                     ---------      --------     --------     --------

   Income before income tax provision                                    3,074         3,211        5,826        5,004

INCOME TAX PROVISIONS:
   Federal                                                                 681         1,092        1,231        1,701
   State                                                                   149           193          342          300
                                                                     ---------      --------     --------     --------
                                                                           830         1,285        1,573        2,001
                                                                     ---------      --------     --------     --------
   Income from continuing operations                                     2,244         1,926        4,253        3,003

DISCONTINUED OPERATIONS
   Income from operations of discontinued segment (less
    applicable income taxes of $2,030 and $2,219 for
    the three and six months ended June 30, 1995)                         --           3,066         --          3,929

NET INCOME                                                            $  2,244      $  4,992     $  4,253     $  6,932
                                                                     =========      ========     ========     ========

EARNINGS PER SHARE:
     Income from continuing operations                                $    .15      $    .12     $    .28     $    .19
     Income from discontinued operations                                  --             .19         --            .24
                                                                   -----------    ----------   ----------    ----------

   Net income per share                                               $    .15      $    .31      $   .28     $    .43
                                                                   ===========    ==========   ==========    =========

   Equivalent shares of stock outstanding                               15,369        16,224       15,349       16,127
                                                                   ===========    ==========   ==========    =========


                  ADDINGTON RESOURCES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                            SIX MONTHS ENDED JUNE 30,
                                                              1996              1995
                                                            --------          --------
                                                                  (in thousands)
CASH FLOW FROM OPERATING ACTIVITIES:
   Net income                                               $  4,253          $  6,932
                                                            --------          --------
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization                           3,879             3,191
       Income from discontinued operations                      --              (3,929)
       Gain on sale of assets                                   --                (903)
   Change in assets and liabilities, net of effects
     from acquisitions and disposals-
       (Increase) decrease in-
          Accounts receivable                                    133              (219)
          Prepaid expenses and other                            (691)             (301)
          Other assets                                        (1,022)            2,211
       Increase (decrease) in-
          Accounts payable                                      (720)             (207)
          Accrued expenses and other                             343            (2,380)
          Accrued closure and post-closure costs                 991             1,024
                                                            --------          --------
             Total adjustments                                 2,913             1,513
                                                            --------          --------
             Net cash provided by operating activities         7,166             5,419
                                                            --------          --------

CASH FLOW FROM INVESTING ACTIVITIES:
   Proceeds from sale of assets, net of disposal costs          --               4,125
   Decrease in short term investments                                              263
   Additions to property, plant and equipment                (10,961)          (11,190)
   Net decrease in investment in discontinued operations        --                (659)
                                                            --------          --------

       Net cash used in investing activities                 (10,961)           (7,461)
                                                            --------          --------

CASH FLOW FROM FINANCING ACTIVITIES:
   Repayments of long-term debt                                 (314)           (4,111)
   Issuance of common stock                                    1,346               971
   Borrowings on revolving line of credit                      2,000             3,000
                                                            --------          --------
       Net cash provided by (used in) financing activities     3,032              (140)
                                                            --------          --------

       Net (decrease) increase in cash and cash equivalents     (763)            2,182

CASH AND CASH EQUIVALENTS, beginning of period                 3,387             2,719
                                                            --------          --------
CASH AND CASH EQUIVALENTS, end of period                    $  2,624          $    537
                                                            ========          ========

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

    The accompanying consolidated financial statements as of June 30, 1996 and 1995 include the accounts of Addington Resources, Inc. (the Company) and its wholly-owned direct and indirect subsidiaries.

    In the opinion of management, the accompanying consolidated unaudited financial statements include all adjustments necessary to present fairly the Company's financial position as of June 30, 1996, and results of operations for the six months ended June 30, 1996 and 1995. All adjustments were of a normal recurring nature. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.

2.  Merger Transaction
    ------------------

    On June 25, 1996, the Company signed a definitive agreement to merge with Republic Industries, Inc. ("Republic"). Under the terms of the merger transaction, each outstanding share of the Company's common stock would be converted into the right to receive .90 of a share of Republic common stock.

    The merger transaction, which will be accounted for on a pooling of interests basis, is subject to customary terms and conditions, including compliance with covenants, accuracy of representations by the companies to the merger agreement, approval by the stockholders of the Company, the filing and clearance of the Republic registration statement and the Company's related proxy by the Securities and Exchange Commission and the receipt by the Company of confirmation of the fairness opinion by Oppenheimer & Co., Inc. as of the date the proxy statement is mailed to Company shareholders. The merger transaction received HSR clearance on July 31, 1996.

    The Company's largest stockholders, HPB Associates, L.P., and Larry, Robert and Bruce Addington, who collectively own approximately 45% of the Company's outstanding common stock, have agreed to vote their shares in favor of the merger transaction, and have delivered to Republic their irrevocable proxies.

    During the three months ended June 30, 1996, $750 is included in other expense in the accompanying June 30, 1996, Consolidated Statements of Operations in connection with professional fees incurred by the Company related to this merger transaction.

    The Company anticipates that the merger transaction will be consummated in the fourth quarter of 1996.

3.  Discontinued Operations
    -----------------------

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

    As discussed in Note 4, as of December 31, 1995, the Company had sold all of its subsidiaries included in discontinued operations, hence fully disposing of all non-environmental operations. The recorded transactions reflect the disposal of all of the Company's non-environmental segments and, accordingly, the operating results of these segments have been classified as discontinued operations for all periods presented in the accompanying consolidated financial statements. Operating results from the discontinued operations were as follows:


                                                 THREE MONTHS ENDED      SIX MONTHS ENDED
                                                    JUNE 30, 1995          JUNE 30, 1995
                                                 ------------------      ----------------
    Operating revenue                                 $ 38,599                $ 64,675
                                                      --------                --------
    Income before income taxes                           5,096                   6,148

    Income tax provision                                 2,030                   2,219
                                                      --------                --------
    Net income from discontinued operations            $ 3,066                 $ 3,929
                                                      ========                ========

    Most of the Company's revenues from discontinued operations were generated under long-term coal sales contracts with electric utilities or other coal-related organizations located in the Eastern U.S. Revenues were recognized on coal sales in accordance with the sales agreement, which was usually when the coal was shipped to the customer.

4.  Sale of Subsidiaries (included in Discontinued Operations)
    ----------------------------------------------------------

    a.   Coal Mining, Mining Equipment Manufacturing and Licensing -
         ---------------------------------------------------------

         On September 22, 1995, in a related party transaction, the Company entered into a stock purchase agreement with Addington Enterprises, Inc. (a company f/k/a Addington Acquisition Company, Inc., owned by Larry Addington, Robert Addington and Bruce Addington; collectively, the Addington Brothers) whereby the Company would receive $30,000, subject to a working capital adjustment, in exchange for all the issued and outstanding shares of common stock of its subsidiaries, Addington Mining, Inc., Mining Technologies, Inc., Addwest Mining, Inc. and Addington Coal Holding, Inc. This sale was consummated on November 2, 1995, at which time the proceeds received were used by the Company to pay down its revolving line of credit. In addition, the Company retained the right to receive certain contingent payments due under the Company's technology sale to BHP Australia Coal Pty. Ltd. As of June 30, 1996, the Company estimates such payments may aggregate $3,000.

         Included in the transaction described above and pursuant to an option agreement dated August 4, 1995, the Company sold to the Addington Brothers all the issued and outstanding shares of common stock of its subsidiary, Tennessee Mining, Inc. According to the terms of the option agreement, the Addington Brothers will pay the Company a royalty based on tons of coal delivered under a certain coal sales contract, up to a maximum aggregate royalty of $12,500. During the six months ended June 30, 1996, the Company has recorded royalty income of $403 (included in other income in the accompanying June 30,1996, Consolidated Statement of Operations) from the Addington Brothers under this agreement.

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

    c.   Addwest Minerals, Inc. -
         ----------------------

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

5.  Commitments and Contingencies
    -----------------------------

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

    e.   Sale of Certain Subsidiaries -
         ----------------------------

         During January 1994, the Company sold the stock of five of its coal subsidiaries to Pittston Minerals Group, Inc. (Pittston). In connection with the sale, the Company provided certain guarantees of indemnification to Pittston. In connection with the sale of coal subsidiaries to the Addington Brothers (see Note 4), the Company received indemnification related to its guarantees to Pittston as well as other matters, including its guaranty of certain mineral lease royalty obligations and workers' compensation benefits.

6.  Related-Party Transactions
    --------------------------

    The Company has dealt with certain companies or individuals which are related parties either by having stockholders in common or because they are controlled by stockholders/officers or by relatives of stockholders/officers of the Company. The Company recorded various expenses (included in results of discontinued operations) to related parties consisting of approximately $5,461 for trucking services, office rent and flight fees for the six months ended June 30, 1995. There were no related party transactions during the six months ended June 30, 1996.

    The Company had amounts receivable from related parties of $5 as of December 31, 1995.

7.  Stockholders' Equity
    --------------------

    During the six months ended June 30, 1996, and 1995, 120 and 6 respectively, shares of common stock were issued in connection with the exercise of stock options.

    During the six months ended June 30, 1996 and 1995, 15 and 63 respectively, shares of common stock were issued in connection with stock grants issued to employees in 1989 and 1990. These stock grants specified that the recipient of the stock grant remain employed by the Company for five years from the date of the grant in order to exercise the grant.

    As a result of these options and grants being exercised and shares being issued, common stock increased $135 and $69 respectively, and paid-in capital increased $1,211 and $903 respectively, during the six months ended June 30, 1996 and 1995.

8.  New Accounting Pronouncements
    -----------------------------

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
of Operations
- -------------
                     (amounts in thousands, except for per share data)

The following discussion reviews the Company's operations for the six months ended June 30, 1996 and 1995, and should be read in conjunction with the Company's audited consolidated financial statements and related notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995. The Company has restated its previously issued financial statements in connection with the Company's determination to discontinue its operations relating primarily to coal mining, mining equipment manufacturing and licensing, citrus properties in Belize, precious and industrial metals mining and incidental limestone properties. The Company's continuing operations are comprised of integrated solid waste management including landfill operations and waste collection and recycling services.

As part of the Company's plan to dispose of all of its non-environmental operations, it has taken the following actions:

    (1) On September 22, 1995, the Company entered into a stock purchase agreement with Addington Acquisition Company, Inc., Larry Addington, Robert Addington and Bruce Addington (collectively, the "Addingtons") whereby the Company agreed to sell, for $30,000, subject to certain working capital adjustments, in exchange for all the issued and outstanding shares of common stock of its subsidiaries, Addington Mining, Inc., Mining Technologies, Inc., Addwest Mining, Inc. and Addington Coal Holding, Inc. In addition, the Company retained the right to receive certain payments (anticipated to aggregate $3,000 after June 30, 1996) due under the Company's technology sale to BHP Australia Coal Pty. Ltd. The sale was consummated on November 2, 1995.

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

On June 25, 1996, the Company signed a definitive agreement to merge with Republic Industries, Inc. ("Republic"). Under the terms of the merger transaction, each outstanding share of the Company's common stock would be converted into the right to receive .90 of a share of Republic common stock.

The merger transaction, which will be accounted for on a pooling of interests basis, is subject to customary terms and conditions, including compliance with covenants, accuracy of representations by the companies to the merger agreement, approval by the stockholders of the Company, the filing and clearance of the Republic registration statement and the Company's related proxy by the Securities and Exchange Commission and the receipt by the Company of confirmation of the fairness opinion by Oppenheimer & Co. as of the date the proxy statement is mailed to Company shareholders. The merger transaction received HSR clearance on July 31, 1996.

The Company's largest stockholders, HPB Associates, L.P., and Larry, Robert and Bruce Addington, who collectively own approximately 45% of the Company's outstanding common stock, have agreed to vote their shares in favor of the merger transaction, and have delivered to Republic their irrevocable proxies. The Company anticipates that the merger transaction will be consummated in the fourth quarter of 1996.

                             Results of Operations
                             ---------------------
           Quarter Ended June 30, 1996 Compared with Same Period 1995
           ----------------------------------------------------------
                 (amounts in thousands, except per share data)

Net income from continuing operations during the quarter ended June 30, 1996, was $2,244 or $.15 per share, compared to net income of $1,926 or $.12 per share for the quarter ended June 30, 1995.

Total revenues increased from $14,253 generated during the quarter ended June 30, 1995, to $15,380 during the quarter ended June 30, 1996. This 8% increase in total revenues is primarily a result of the replacement of low revenue tonnage with higher revenue tonnage at existing facilities. During the quarters ended June 30, 1996 and 1995, tonnage received at the Company's landfills was approximately 475 tons.

As a percentage of total revenues, cost of operations remained relatively unchanged at 57% for the quarter ended June 30, 1996, as compared to 55% for the quarter ended June 30,1995.

Depreciation and amortization remained relatively unchanged at $1,908 during the quarter ended June 30,1996, as compared to $1,930 for the quarter ended June 30,1995, reflecting similar volumes during the periods. Capitalized landfill development costs are amortized as permitted airspace of the landfill or the related cell, as applicable, is consumed.

Selling, general and administrative expenses decreased $164 (or 13%) during the quarter ended June 30,1996, as compared to the quarter ended June 30,1995. As a percentage of revenues, selling, general and administrative expenses declined from 9% during the quarter ended June 30,1995, to 7.3% during the quarter ended June 30,1996. This decline is primarily due to lower administrative expenses incurred during 1996 due to lower corporate overhead incurred, primarily payroll related expenses, resulting from overall improved operating efficiencies at the Company's environmental operations.

Income from operations increased $392 (or 12%) during the quarter ended June 30, 1996, as compared to the quarter ended June 30,1995. Income from operations increased as a percentage of revenues from 22% during the three months ended June 30, 1995, to 23% during the three months ended June 30, 1996. The increase in income from operations in dollars and as a percentage of revenues is attributable to the higher revenues generated by the Company's landfill operations allowing the Company to spread its fixed costs over a larger revenue base, and also a result of lower selling, general and administrative expenses incurred during the three months ended June 30, 1996, compared to the three months ended June 30, 1995.

Interest income decreased to $1 during the quarter ended June 30,1996, as compared to $170 during the quarter ended June 30,1995. The Company has from time to time paid amounts into escrow under state regulations related to closure and post-closure cost of its landfills. The decrease in interest income reflects the decrease in escrow cash balances outstanding during the quarter ended June 30, 1996, as compared to 1995. During the fourth quarter of 1995, the Company issued letters of credit in exchange for reducing or eliminating virtually all of its escrow accounts.

Interest expense declined 36% to $79 during the quarter ended June 30,1996, compared to $123 during the quarter ended June 30, 1995. The decline in interest expense is primarily attributable to the Company utilizing the cash received from the sale of subsidiaries (See Note 4) to reduce outstanding indebtedness. The amount of interest capitalized during the second quarter of 1996 was $401 compared to $644 capitalized during the second quarter of 1995.

Other expense was $435 during the quarter ended June 30,1996, compared to other expense of $31 during the quarter ended June 30,1995. Included in other expense during the quarter ended June 30, 1996, are $750 of professional fees related to the proposed merger with Republic Industries, Inc.(See Note 2) net of royalty income of $254 related to the sale of Tennessee Mining, Inc. (See Note 4).

The Company's effective tax rate for continuing operations decreased from 40% during the quarter ended June 30, 1995, to 27% during the quarter ended June 30, 1996, primarily due to the reduction of valuation reserves.

As of December 31, 1995, the Company had sold all of its subsidiaries included in discontinued operations, fully disposing of all non-environmental operations (see Note 4). The recorded transactions reflect the disposal of all of the Company's non-environmental segments and accordingly, the operating results of these segments have been classified as discontinued operations for all periods presented in the accompanying consolidated financial statements. Operating results from the discontinued operations were as follows:



                                             THREE MONTHS ENDED
                                                JUNE 30, 1995
                                             ------------------

       Operating revenue                             $38,599
                                                     -------

       Income before income taxes                      5,096

       Income tax provision                            2,030
                                                     -------

       Net income from discontinued operations       $ 3,066
                                                     =======


                             Results of Operations
         Six Months Ended June 30, 1996, Compared with Same Period 1995
         --------------------------------------------------------------
                 (amounts in thousands, except per share data)

Net income from continuing operations during the six months ended June 30, 1996, was $4,253 or $.28 per share, compared to net income of $3,003 or $.19 per share for the six months ended June 30, 1995.

Total revenues increased from $25,001 generated during the six months ended June 30, 1995, to $29,695 during the six months ended June 30, 1996. This 19% increase in total revenues primarily reflects the 13% increase in tons of waste received at the Company's landfills. During the six months ended June 30, 1996, tonnage received at the Company's landfills increased to 896 tons from 796 tons received during the 1995 first six months. This increase in tons is primarily attributable to internal growth, including additional tonnage received at the Company's East Carolina and Epperson sites under new contracts entered into in May and June 1995, respectively.

As a percentage of total revenues, cost of operations remained relatively unchanged at 59% for the six months ended June 30, 1996, as compared to 58% for the six months ended June 30, 1995.

Depreciation and amortization increased $688 (or 22%) during the six months ended June 30, 1996, as compared to the six months ended June 30, 1995. This increase is primarily attributable to an increase in tonnage received as well as the purchase and development of additional capital assets within the environmental operations. Capitalized landfill development costs are amortized as permitted airspace of the landfill or the related cell, as applicable, is consumed.

Selling, general and administrative expenses decreased $475 (or 18%) during the six months ended June 30, 1996, as compared to the six months ended June 30, 1995. As a percentage of revenues, selling, general and administrative expenses declined from 10.5% during the six months ended June 30, 1995, to 7.3% during the six months ended June 30, 1996. This decline is primarily due to lower administrative expenses incurred during 1996 due to lower corporate overhead incurred, primarily payroll related expenses, resulting from overall improved operating efficiencies at the Company's environmental operations.

Income from operations increased $1,443 (or 31%) during the six months ended June 30, 1996, as compared to the six months ended June 30, 1995. Income from operations increased as a percentage of revenues from 19% during the six months ended June 30, 1995, to 21% during the six months ended June 30, 1996. The increase in income from operations in dollars and as a percentage of revenues is attributable to the higher revenues generated by the Company's landfill operations allowing the Company to spread its fixed costs over a larger revenue base and also as a result of lower selling, general and administrative expenses incurred during six months ended June 30, 1996, compared to the six months ended June 30, 1995.

Interest income decreased to $27 during the six months ended June 30, 1996, as compared to $284 during the six months ended June 30, 1995. The Company has from time to time paid amounts into escrow under state regulations related to closure and post-closure cost of its landfills. The decrease in interest income reflects the decease in escrow cash balances outstanding during the six months ended June 30, 1996, as compared to 1995. During the fourth quarter of 1995, the Company issued letters of credit in exchange for reducing or eliminating virtually all of its escrow accounts.

Interest expense declined 18% to $142 during the six months ended June 30, 1996, as compared to $174 during the six months ended June 30, 1995. The decline in interest expense is primarily attributable to the Company utilizing the cash received from the sale of subsidiaries (See Note 4) to reduce outstanding indebtedness. The amount of interest capitalized during the six months of 1996 was $758 compared to $1,168 capitalized during the first six months of 1995.

Other expense was $208 during the six months ended June 30, 1996, compared to other income of $188 during the six months ended June 30, 1995. Included in other expense during the quarter ended June 30, 1996, are approximately $750 of professional fees related to the proposed merger with Republic Industries, Inc. (See Note 2) net of $403 of royalty income related to the sale of Tennessee Mining, Inc. (See Note 4).

The Company's effective tax rate for continuing operations decreased from 40% during the six months ended June 30, 1995, to 27% during the six months ended June 30, 1996, primarily due to the reduction of valuation reserves.

As of December 31, 1995, the Company had sold all of its subsidiaries included in discontinued operations, fully disposing of all non-environmental operations (see Note 4). The recorded transactions reflect the disposal of all of the Company's non-environmental segments and accordingly, the operating results of these segments have been classified as discontinued operations for all periods presented in the accompanying consolidated financial statements. Operating results from the discontinued operations were as follows:

                                              SIX MONTHS ENDED
                                                JUNE 30, 1995
                                              ----------------

     Operating revenue                              $64,675
                                                    -------

     Income before income taxes                       6,148

     Income tax provision                             2,219
                                                    -------

     Net income from discontinued operations        $ 3,929
                                                    =======

                              Financial Condition
                              -------------------
                 (amounts in thousands, except per share data)

The Company's cash and cash equivalents and short-term investments totaled $2,624 at June 30, 1996, compared to $3,387 at December 31, 1995. This 23%
decrease is primarily due to the timing of accounts receivable collections, accounts payable payments and capital expenditures.

Accounts receivable at June 30, 1996, totaled $8,957 compared to the balance of $9,090 at December 31, 1995. This 1.5% decrease is primarily due to the timing of accounts receivable collections.

Prepaid expenses and other at June 30, 1996, totaled $3,937 compared to the balance of $3,246 at December 31, 1995. This 21% increase is primarily due to the timing of payments on prepaid insurance and other prepaid expenses.

Property, plant and equipment, net, increased to $113,198 at June 30, 1996, as compared to $105,747 at December 31, 1995. This $7,451 (7%) increase is primarily due to an increase in landfill equipment, cell construction at existing landfills and other capitalized environmental related development costs, net of depreciation charges.

Accounts payable at June 30, 1996, decreased to $4,023 as compared to the December 31, 1995, balance of $4,743. This 15% decrease is primarily due to the timing of payments on accounts payable.

The Company's current portion of long-term debt outstanding increased to $1,929 at June 30, 1996, as compared to $1,823 at December 31, 1995, primarily due to timing of certain debt payments.

Accrued expenses and other liabilities increased to $5,876 at June 30, 1996, as compared to the $3,504 balance at December 31, 1995. This 68% increase is primarily due to the timing of payments relating to income taxes and other expenses.

The Company's long-term debt outstanding increased to $15,987 at June 30, 1996, as compared to $14,407 at December 31, 1995. During the first six months of 1996 the Company borrowed $2,000 on its line of credit to fund certain landfill construction and development costs.

Accrued closure and post-closure costs at June 30, 1996, increased to $6,159 as compared to $5,168 at December 31, 1995. The accrual for closure and post-closure cost is based upon the estimated aggregate closure and post-closure costs to be incurred at the time that the landfills cease to accept waste and are closed. The amount of the accrual is calculated using the number of tons received by the landfills each year. Therefore, the increase in this accrual is due to the landfills receiving additional tons during the first six months of 1996.

The Company's other long-term liabilities decreased to $5,422 at June 30, 1996, as compared to $7,451 at December 31, 1995. This accrual primarily relates to income taxes and the remaining reserve recorded to cover costs associated with the disposal of the discontinued operations.

                        Liquidity and Capital Resources
                        -------------------------------
                 (amounts in thousands, except per share data)

The working capital needs of the Company have been met primarily through a combination of funds provided by banks, proceeds from the sale of non-environmental operations, and cash generated through operations.

The overall net decrease in cash and cash equivalents was $763 for the six months ended June 30, 1996, and an increase of $2,182 for the six months ended June 30, 1995.

Net cash provided by operations was $7,166 and $5,419 for the six months ended June 30, 1996, and 1995, respectively. This fluctuation between years is primarily a result of improved operating income during the first six months of 1996.

Net cash used in investing activities was $10,961 and $7,461 for the six months ended June 30, 1996, and 1995, respectively. Both amounts represent acquisitions of environmental company assets as well as capitalized landfill construction and development costs.

Net cash provided by (used in) financing activities was $3,032 and ($140) for the six months ended June 30, 1996 and 1995, respectively. The 1996 amount primarily represents the Company borrowing on its line of credit. The 1995 amount primarily represents repayments of certain long-term debt net of borrowings on the revolving line of credit.

Net working capital as of June 30, 1996, was approximately $3,690 compared to approximately $5,653 as of December 31, 1995.

As of June 30, 1996, the Company had approximately $19,846 available under its line of credit. The line of credit is secured by substantially all of the Company's assets and bears interest at rates ranging from the Eurodollar rate plus 1.75% to 2.75% to the bank's base rate plus 0% to .75%. The maximum amount available under the line of credit, which expires October 31, 1997, is $50,000, reduced by issued letters of credit of approximately $28,154 and borrowings of $2,000.

The Company has various operating and capital leases for transportation and other equipment. Total non-cancelable minimum lease payments for the remainder of 1996 will be approximately $2,300.

There are certain environmental contingencies, primarily consisting of landfill closure obligations, related to the Company's integrated solid waste disposal system operations. The Company estimates and records its costs associated with closure and post-closure monitoring and maintenance for operating landfills based upon relevant government regulation. Accruals for these closure and post-closure costs are provided as permitted airspace of the landfill is consumed. The Company revises its estimates on a periodic basis. As of June 30, 1996, the Company had accrued expenses for closure costs of approximately $6,159. Because of the long-term nature of these obligations, there is a possibility that such obligations, when ultimately paid, may differ substantially from the recorded accrued expense, thus affecting the Company's liquidity.

Considering the existing accruals with respect to the Company's landfills at June 30, 1996, and assuming significant additional future capital costs are made to complete expansion efforts over the expected lives of the landfills, approximately $85,700 of additional expense accruals are to be provided over the remaining lives as permitted airspace of these facilities is consumed. Such additional accruals to be provided have been estimated based on current costs and existing regulatory requirements and assume that the landfills will be filled to capacity. Due to uncertainties and significant judgments used in determining the amount of additional accruals to be provided, the actual amount to be expended may differ substantially.

The Company is required to provide financial assurance to various regulatory bodies for certain of its estimated closure and post-closure monitoring and maintenance costs. The Company has provided letters of credit and established trust funds in response to such requirements.

The Company projects capital expenditures for existing landfill facilities for the remainder of 1996 to be $10.3 million, although the amounts expended may differ substantially from this amount. The Company is actively pursuing additional landfill facilities through acquisitions, privatization of municipally owned facilities, as well as start-up facilities. In addition to planned expenditures for existing facilities, the Company anticipates that the Person County landfill and the new Mid-State landfill will be constructed in 1996 at a cost of approximately an additional $6.2 million during the remainder of 1996, but there can be no assurance that these landfills will become operational in 1996 nor that the amounts actually expended will not differ substantially from this amount.

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

- --------------------------------------------------------------------------------
The statements contained in this Form 10-Q contain forward looking statements which involve risks and uncertainties. The Company's actual results may vary significantly from those stated in any forward looking statements. Factors that may cause such difference include, but are not limited to, regulatory changes, loss or failure to obtain governmental permits, competition, the ongoing consolidation of the solid waste management business and the availability of acquisition and expansion opportunities on attractive terms.
- --------------------------------------------------------------------------------

                          PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
          ------------------

              None.

Item 2.   Changes in Securities.
          ----------------------

              None.

Item 3.   Defaults upon Senior Securities.
          --------------------------------

              None.

Item 4.   Submission of Matters to a Vote of Security Holders.
          ----------------------------------------------------

              None.

Item 5.   Other Information.
          ------------------

              None.

Item 6.   Exhibits and Reports on Form 8-K

         (a)   List of Exhibits Filed.
               -----------------------

Exhibit 10.1 Agreement and Plan of Merger, dated as of June 25, 1996, by and among Republic Industries, Inc., RI/AR Merger Corp. and Addington Resources, Inc. (The "Agreement") (including exhibits referenced in the Agreement), incorporated by reference to the Company's Form 8-K dated June 25, 1996. Omitted from this Exhibit, as filed, are the schedules referenced in the Agreement. The Company will furnish supplementally a copy of any such schedules to the Commission upon request.

Exhibit 10.2 Voting Agreement, dated as of June 25, 1996, by HPB Associates, L.P., Harold Blumenstein, James Grosfield, Larry Addington, Robert Addington and Bruce Addington with Republic Industries, Inc., incorporated by reference to the Company's Form 8-K dated June 25, 1996.

Exhibit 10.3 Sixth Amendment dated March 20, 1996, and Seventh Amendment dated July 23, 1996, to Amended and Restated Revolving Credit Agreement dated as of May 31, 1994.

Exhibit 27     Financial Data Schedule.

         (b)   Reports on Form 8-K
               -------------------

               During the quarter ended June 30, 1996, the Company filed a Current Report on Form 8-K dated May 31, 1996, Item 5 Other Events (reporting execution of an agreement in principle with Republic Industries, Inc. ("Republic") for Republic to acquire the Company in a merger transaction). Following the end of the quarter ended June 30, 1996, the Company filed a Form 8-K Current Report dated June 25, 1996, Item 5 Other Events (reporting execution of a definitive agreement with Republic for Republic to acquire the Company in a merger transaction and execution of a voting agreement between principal stockholders of the Company and Republic whereby they have agreed to vote all shares owned by them in favor of the merger).

               No financial statements were filed with any of the above-referenced reports.

                                 SIGNATURES
                                 ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADDINGTON RESOURCES, INC.
(Registrant)


Date:  August 13, 1996       By:  /s/ R. Douglas Striebel
       ---------------          -------------------------
                                       R. Douglas Striebel
                                       Vice President and
                                       Chief Financial Officer