Form 10-Q
period 1996-09-30
ADDINGTON RESOURCES INC
filed 1996-11-14
CIK 810665

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

   X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 -----  EXCHANGE ACT OF 1934

        For the quarterly period ended      September 30, 1996
                                      ------------------------------

                                      OR
_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _____________ to ______________

                        Commission file number 0-16498
                                               -------

                           ADDINGTON RESOURCES, INC.
             ----------------------------------------------------
            (Exact name of registrant as specified in its charter)


              DELAWARE                                     61-1125039
   (State or other jurisdiction                     (IRS Employer ID Number)
  of incorporation or organization)


                       2343 Alexandria Drive, Suite 400
                              Lexington, KY 40504
                  --------------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number,  including area code      (606) 223-3824
                                                         --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  x           No _____
    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

        Class - Common stock, $1.00 Par Value
        -----

        Outstanding at November 13,1996  - 15,208,284 shares
        -------------------------------- -------------------

                  ADDINGTON RESOURCES, INC. AND SUBSIDIARIES
                  ------------------------------------------

                                     INDEX
                                     -----

                                                                                Page No.
                                                                                --------

PART I.  Consolidated Financial Information

       ITEM 1.  Consolidated Financial Statements

                Consolidated Balance Sheets as of September 30, 1996 (Unaudited)
                and December 31, 1995                                                3-4

                Consolidated Statements of Operations (Unaudited)  Three
                Months and Nine Months Ended September 30, 1996 and 1995               5

                Consolidated Statements of Cash Flows (Unaudited)
                Nine Months Ended September 30, 1996 and 1995                          6

                Notes to Consolidated Financial Statements (Unaudited)              7-12

       ITEM 2.  Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                          13-20

PART II. Other Information                                                            21

SIGNATURES                                                                            22

Item 1.
                        ADDINGTON RESOURCES, INC. AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS
                                          ASSETS

                                          SEPTEMBER 30,   DECEMBER 31,
                                              1996           1995
                                          -------------   ------------
                                           (unaudited)
                                                 (in thousands)
CURRENT ASSETS:
     Cash and cash equivalents              $  1,165        $  3,387
     Accounts  receivable, net                 8,567           9,090
     Prepaid  expenses  and other              2,882           3,246
                                          -------------   ------------
          Total current assets                12,614          15,723
                                          -------------   ------------

PROPERTY, PLANT AND EQUIPMENT, at cost       140,611         119,414
     Less accumulated depreciation           (18,563)        (13,667)
                                          -------------   ------------
                                             122,048         105,747
                                          -------------   ------------
OTHER                                          7,109           6,812
                                          -------------   ------------
          Total assets                      $141,771        $128,282
                                          =============   ============

                  ADDINGTON RESOURCES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                     SEPTEMBER 30,  DECEMBER 31,
                                                          1996         1995
                                                     -------------  ------------
                                                      (Unaudited)
                                                            (in thousands)
CURRENT LIABILITIES:
  Accounts payable                                     $  3,788       $  4,743
  Current portion of long-term debt                       2,710          1,823
  Accrued expenses and other                              5,920          3,504
                                                       --------       --------
    Total current liabilities                            12,418         10,070
                                                       --------       --------

NON-CURRENT LIABILITIES:
  Long-term debt, less current portion                   17,073         14,407
  Accrued closure and post-closure costs                  6,738          5,168
  Other long-term liabilities                             7,544          7,451
                                                       --------       --------
    Total non-current liabilities                        31,355         27,026
                                                       --------       --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, $1.00 par value; 30,000,000 shares
   authorized, 16,194,034 shares and 16,054,301
   shares outstanding at September 30, 1996 and
   December 31, 1995, respectively                       16,194         16,054
  Paid-in capital                                        87,187         85,934
  Retained earnings                                       8,242          2,823
  Less treasury stock; 1,000,000 shares, at cost        (13,625)       (13,625)
                                                       --------       --------
    Total stockholders' equity                           97,998         91,186
                                                       --------       --------
    Total liabilities and stockholders' equity         $141,771       $128,282
                                                       ========       ========

                  ADDINGTON RESOURCES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)


                                                                   THREE MONTHS                    NINE MONTHS
                                                                ENDED SEPTEMBER 30,            ENDED SEPTEMBER 30,
                                                                1996            1995           1996            1995
                                                              --------        --------       --------        --------
                                                                        (In thousands, except share amounts)

REVENUES                                                      $ 16,317        $ 16,578       $ 46,012        $ 41,579
                                                              --------        --------       --------        --------
COSTS AND EXPENSES:
  Cost of operations                                             9,174           9,377         26,680          23,370
  Depreciation and amortization                                  1,873           2,081          5,752           5,272
  Selling, general and administrative                            1,939           1,811          4,100           4,922
                                                              --------        --------       --------        --------
                                                                12,986          13,269         36,532          33,564
                                                              --------        --------       --------        --------
  Income from operations                                         3,331           3,309          9,480           8,015
                                                              --------        --------       --------        --------
INTEREST AND OTHER INCOME (EXPENSE):
  Interest income                                                   11              82             38             366
  Interest expense                                                (487)           (210)          (629)           (384)
  Other, net                                                      (569)            (16)          (777)            171
                                                              --------        --------       --------        --------
                                                                (1,045)           (144)        (1,368)            153
                                                              --------        --------       --------        --------

  Income before income tax provision                             2,286           3,165          8,112           8,168

INCOME TAX PROVISIONS:
  Federal                                                          960           1,076          2,191           2,777
  State                                                            160             190            502             490
                                                              --------        --------       --------        --------
                                                                 1,120           1,266          2,693           3,267
                                                              --------        --------       --------        --------
     Income from continuing operations                           1,166           1,899          5,419           4,901
                                                              --------        --------       --------        --------

DISCONTINUED OPERATIONS:
  Income from operations of discontinued segment                  --             1,778           --             5,707
     (less applicable income taxes of $480 and $1,899
     for the three and nine months ended September 30,
     1995)
  Loss on disposal of segment (less applicable income tax
     benefit of $10,000)                                          --           (30,537)          --           (30,537)
                                                              --------        --------       --------        --------
  Loss from discontinued operations                               --           (28,759)          --           (24,830)
                                                              --------        --------       --------        --------
NET INCOME (LOSS)                                             $  1,166        $(26,860)      $  5,419        $(19,929)
                                                              ========        ========       ========        ========
EARNINGS PER SHARE:
  Income from continuing operations                           $    .08        $    .12       $    .35        $    .31
  Income (loss) from discontinued operations                      --               .11           --               .36
  Loss on disposal of segment                                     --             (1.91)          --             (1.92)
                                                              --------        --------       --------        --------
  Net income (loss)                                           $    .08        $  (1.68)      $    .35        $  (1.25)
                                                              ========        ========       ========        ========

  Equivalent shares of stock outstanding                        15,377          15,983         15,348          15,911
                                                              ========        ========       ========        ========

                  ADDINGTON RESOURCES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                      NINE MONTHS
                                                                                   ENDED SEPTEMBER 30,
                                                                               1996                  1995
                                                                            ---------              ---------
                                                                                    (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                         $   5,419              $ (19,929)
                                                                            ---------              ---------
  Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation                                                                2,146                  5,164
    Amortization                                                                3,606                  4,666
    Loss on disposal of discontinued operations                                   --                  30,537
    Loss on sale of assets                                                        --                     614
  Change in assets and liabilities, net of effects
  from acquisitions and disposals-
    (Increase) decrease in-
       Cash held for disposal                                                     --                     (91)
       Accounts receivable                                                        523                 (5,661)
       Inventories                                                                --                    (489)
       Prepaid expenses and other                                                 364                    925
       Deferred income taxes                                                      --                    (858)
       Other assets                                                            (1,154)                (3,051)
    Increase (decrease) in-
       Accounts payable                                                          (955)                 5,490
       Accrued expenses and other                                               3,397                  5,310
       Accrued closure and post-closure costs                                   1,570                    --
                                                                            ---------              ---------
          Total adjustments                                                     9,497                 42,556
                                                                            ---------              ---------
          Net cash provided by operating activities                            14,916                 22,627
                                                                            ---------              ---------

CASH FLOWS FROM INVESTING  ACTIVITIES:
  Proceeds from sale of assets, net of disposition costs                          --                   5,892
  Decrease in other assets                                                        --                   1,134
  Decrease in short term investments                                              --                   3,871
  Additions to property, plant and equipment                                  (21,197)               (43,165)
                                                                            ---------              ---------
    Net cash used in investing activities                                     (21,197)               (32,268)
                                                                            ---------              ---------

CASH FLOWS FROM FINANCING  ACTIVITIES:
  Issuance of long-term debt                                                      --                  11,129
  Repayments of long-term debt                                                   (334)                  (263)
  Issuance of common stock                                                      1,393                    339
  Borrowings (repayments) on revolving line of credit                           3,000                 (2,400)
  Financing costs incurred                                                        --                    (275)
                                                                            ---------              ---------
    Net cash provided by financing activities                                   4,059                  8,530
                                                                            ---------              ---------
    Less - increase in discontinued operations'
     cash and cash equivalents                                                    --                     692
                                                                            ---------              ---------
    Net decrease in cash and cash equivalents                                  (2,222)                (1,803)
CASH AND CASH EQUIVALENTS, beginning of period                                  3,387                  2,719
                                                                            ---------              ---------
CASH AND CASH EQUIVALENTS, end of period                                    $   1,165              $     916
                                                                            =========              =========

                   ADDINGTON RESOURCES INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                 (Amounts in thousands, except per share data)

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

     The accompanying consolidated financial statements as of September 30, 1996 and 1995 include the accounts of Addington Resources, Inc. (the Company) and its wholly-owned direct and indirect subsidiaries.

     In the opinion of management, the accompanying consolidated unaudited financial statements include all adjustments necessary to present fairly the Company's financial position as of September 30, 1996, and results of operations for the nine months ended September 30, 1996 and 1995. All adjustments were of a normal recurring nature. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.

2.   Merger Transaction
     ------------------

     On June 25, 1996, the Company signed a definitive agreement to merge with Republic Industries, Inc. ("Republic"). Under the terms of the merger transaction, each outstanding share of the Company's common stock would be converted into the right to receive .90 of a share of Republic common stock.

     The merger transaction, which will be accounted for on a pooling of interests basis, is subject to customary terms and conditions, including compliance with covenants, accuracy of representations by the companies to the merger agreement, approval by the stockholders of the Company, the clearance of the Republic registration statement and the Company's related proxy statement by the Securities and Exchange Commission and the receipt by the Company of confirmation of the fairness opinion by Oppenheimer & Co., Inc. as of the date the proxy statement is mailed to Company shareholders. The merger transaction received HSR clearance on July 31, 1996.

     The Company's largest stockholders, HPB Associates, L.P., and Larry, Robert and Bruce Addington, who collectively own approximately 45% of the Company's outstanding common stock, has agreed to vote their shares in favor of the merger transaction, and have delivered to Republic their irrevocable proxies.

     During the three and nine months ended September 30, 1996, $750 and $1,500, respectively, is included in other expense in the accompanying September 30, 1996, Consolidated Statements of Operations in connection with professional fees and related costs incurred by the Company related to this merger transaction.

     The Company anticipates that the merger transaction will be consummated in the fourth quarter of 1996.

3.   Discontinued Operations
     -----------------------

     During the third quarter of 1995, the Company implemented a formal plan to dispose of all of its non-environmental operations. These discontinued operations consisted primarily of the following: coal mining, mining equipment manufacturing and licensing, citrus properties in Belize, precious and industrial metals mining and incidental limestone properties. Accordingly, the Company's continuing operations are comprised of integrated solid waste management, which includes landfill operations and waste collection and recycling services. During the quarter ended September 30, 1995 the Company recorded a loss on the disposal of the discontinued operations of approximately $30,500 (net of income tax benefits of approximately $10,000) which represents the estimated loss on the disposal of the non-environmental operations and a provision of approximately $2,000 for expected operating losses through the final disposition of such operations.

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

                                               THREE MONTHS ENDED         NINE MONTHS ENDED
                                               SEPTEMBER 30, 1995         SEPTEMBER 30, 1995
                                               ------------------         ------------------
      Operating revenue                             $27,811                    $92,486
                                                    -------                    -------

      Income before income taxes                      2,258                      7,606

      Income tax provision                              480                      1,899
                                                    -------                    -------
      Net income from discontinued operations       $ 1,778                    $ 5,707
                                                    =======                    =======

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

4.   Sale of Subsidiaries (included in Discontinued Operations)
     ----------------------------------------------------------

     a.   Coal Mining, Mining Equipment Manufacturing and Licensing -
          ---------------------------------------------------------

          On September 22, 1995, in a related party transaction, the Company entered into a stock purchase agreement with Addington Enterprises, Inc. (a company f/k/a Addington Acquisition Company, Inc., owned by Larry Addington, Robert Addington and Bruce Addington; collectively, the Addington Brothers) whereby the Company would receive $30,000, subject to a working capital adjustment, in exchange for all the issued and outstanding shares of common stock of its subsidiaries, Addington Mining, Inc., Mining Technologies, Inc., Addwest Mining, Inc. and Addington Coal Holding, Inc. This sale was consummated on November 2, 1995, at which time the proceeds received were used by the Company to pay down its revolving line of credit. In addition, the Company retained the right to receive certain contingent payments due under the Company's technology sale to BHP Australia Coal Pty. Ltd. As of September 30, 1996, the Company estimates such payments may aggregate $3,000.

          Included in the transaction described above and pursuant to an option agreement dated August 4, 1995, the Company sold to the Addington Brothers all the issued and outstanding shares of common stock of its subsidiary, Tennessee Mining, Inc. According to the terms of the option agreement, the Addington Brothers will pay the Company a royalty based on tons of coal delivered under a certain coal sales contract, up to a maximum aggregate royalty of $12,500. During the nine months ended September 30, 1996, the Company has recorded royalty income of $613 (included in other income in the accompanying September 30,1996, Consolidated Statement of Operations) from the Addington Brothers under this agreement.

     b.   Citrus Properties -
          -----------------

          On September 22, 1995, in a related party transaction, the Company entered into an agreement to sell all of the issued and outstanding shares of common stock of its subsidiary, Belize River Fruit Co., to Larry and Bruce Addington in exchange for 1,000 shares of common stock of the Company owned by Larry and Bruce Addington. This transaction was consummated on November 2, 1995, at which time the Company acquired the 1,000 shares valued at $13,625 (based on quoted share market price) and recorded them, at cost, as treasury stock. The Company retained no obligations in connection with the sale and has fully divested its investment in citrus operations.

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

6.   Related-Party Transactions
     --------------------------

     The Company has dealt with certain companies or individuals which are related parties either by having stockholders in common or because they are controlled by stockholders/officers or by relatives of stockholders/officers of the Company. The Company recorded various expenses (included in results of discontinued operations) to related parties consisting of approximately $2,895 for trucking services, office rent and flight fees for the nine months ended September 30, 1995. There were no related party transactions during the nine months ended September 30, 1996.

     The Company had amounts receivable from related parties of $5 as of December 31, 1995.

7.   Stockholders' Equity
     --------------------

     During the nine months ended September 30, 1996, and 1995, 124 and 46 respectively, shares of common stock were issued in connection with the exercise of stock options.

     During the nine months ended September 30, 1996 and 1995, 16 and 68 respectively, shares of common stock were issued in connection with stock grants issued to employees in 1989 and 1990. These stock grants specified that the recipient of the stock grant remain employed by the Company for five years from the date of the grant in order to exercise the grant.

     As a result of these options and grants being exercised and shares being issued, common stock increased $140 and $114 respectively, and paid-in capital increased $1,253 and $1,330 respectively, during the nine months ended September 30, 1996 and 1995.

8.   Statement of Cash Flows
     -----------------------

     For purposes of this statement, the Company considers short-term investments having maturation of income taxes paid by the Company during the nine months ended September 30, 1996 and 1995 are three months or less at the time of purchase to be cash equivalents. The cash amounts of as follows:

                                                   1996            1995
                                                  ------          ------
           Interest, net of amounts capitalized
            of $1,133 and $1,739                  $  115          $  384
           Income taxes                              375           1,093


9.   Income Taxes
     ------------

     During the three and nine months ended September 30, 1996, the Company reduced its deferred tax asset valuation reserve by approximately $0 and $550, respectively. The reason for the change in the valuation allowance is due to the Company's ongoing evaluation of the realization of its alternative minimum tax (AMT) credit carry forwards, which are a component of deferred tax assets. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. The Company has recorded a valuation allowance against a portion of these AMT credits due to uncertainties in realization using the "more likely than not" valuation method.

10.  New Accounting Pronouncements
     -----------------------------

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

     c.   Environmental Remediation Liabilities -
          -------------------------------------

          In October 1996, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 96-1, "Environmental Remediation Liabilities," effective for fiscal years beginning after December 15, 1996. This statement provides that environmental remediation liabilities should be accrued when the criteria of Statement of Financial Accounting Standards (SFAS) No. 5, "Accounting for Contingencies," are met, and it includes benchmarks to aid in the determination of when environmental remediation liabilities should be recognized in accordance with SFAS No. 5. SOP 96-1 also states that an accrual for environmental liabilities should include incremental direct costs of the remediation effort and costs of compensation and benefits for those employees who are expected to devote a significant amount of time directly to the remediation effort. The Company believes that implementation of SOP 96-1 (which is expected during 1997) will not have a material adverse effect on its results of operations or financial position.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                 (amounts in thousands, except per share data)

The following discussion reviews the Company's operations for the nine months ended September 30, 1996 and 1995, and should be read in conjunction with the Company's audited consolidated financial statements and related notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995. The Company has restated its previously issued financial statements in connection with the Company's determination to discontinue its operations relating primarily to coal mining, mining equipment manufacturing and licensing, citrus properties in Belize, precious and industrial metals mining and incidental limestone properties. The Company's continuing operations are comprised of integrated solid waste management including landfill operations, waste collection and recycling services.

As part of the Company's plan to dispose of all of its non-environmental operations, it has taken the following actions:

     (1) On September 22, 1995, the Company entered into a stock purchase agreement with Addington Acquisition Company, Inc., Larry Addington, Robert Addington and Bruce Addington (collectively, the "Addingtons") whereby the Company agreed to sell, for $30,000, subject to certain working capital adjustments, all the issued and outstanding shares of common stock of its subsidiaries, Addington Mining, Inc., Mining Technologies, Inc., Addwest Mining, Inc. and Addington Coal Holding, Inc. In addition, the Company retained the right to receive certain payments (anticipated to aggregate $3,000 after September 30, 1996) due under the Company's technology sale to BHP Australia Coal Pty. Ltd. The sale was consummated on November 2, 1995.

     (2) Included in the above transaction and pursuant to an option agreement dated August 4, 1995, the Company sold to the Addingtons all of the issued and outstanding shares of common stock of its subsidiary, Tennessee Mining, Inc. The Company is entitled to receive a royalty based on tons of coal delivered under a certain coal sales contract, up to a maximum aggregate royalty of $12,500.

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

The merger transaction, which will be accounted for on a pooling of interests basis, is subject to customary terms and conditions, including compliance with covenants, accuracy of representations by the companies to the merger agreement, approval by the stockholders of the Company, the filing of the Republic registration statement and the Company's related proxy statement by the Securities and Exchange Commission and the receipt by the Company of confirmation of the fairness opinion by Oppenheimer & Co. as of the date the proxy statement is mailed to Company shareholders. The merger transaction received HSR clearance on July 31, 1996.

The Company's largest stockholders, HPB Associates, L.P., and Larry, Robert and Bruce Addington, who collectively own approximately 45% of the Company's outstanding common stock, have agreed to vote their shares in favor of the merger transaction, and have delivered to Republic their irrevocable proxies. The Company currently anticipates that the merger transaction will be consummated in the fourth quarter of 1996.

                             Results of Operations
       Quarter Ended September  30, 1996 Compared with Same Period 1995
       ----------------------------------------------------------------
                 (amounts in thousands, except per share data)

Net income during the quarter ended September 30, 1996, was $1,166 or $.08 per share, compared to net income from continuing operations of $1,899 or $.12 per share for the quarter ended September 30, 1995.

Total revenues decreased from $16,578 generated during the quarter ended September 30, 1995, to $16,317 during the quarter ended September 30, 1996. This 2% decrease in total revenues is a result of lower tonnage received at Company owned landfills offset in part by the replacement of certain lower margin tonnage with higher margin tonnage. During the quarter ended September 30, 1996 the Company received 528 tons at Company owned landfills compared to 535 tons received during the quarter ended September 30, 1995. In September 1996, the Company opened a new landfill in Bibb County, Georgia, outside Macon, Georgia. The Company has another new landfill under development located in Person County, North Carolina, which is currently expected to be completed in early 1997.

As a percentage of total revenues, cost of operations improved slightly to 56% for the quarter ended September 30, 1996, as compared to 57% for the quarter ended September 30, 1995.

Depreciation and amortization declined from $2,081 during the quarter ended September 30, 1995, as compared to $1,873 for the quarter ended September
30, 1996, reflecting lower tons received at Company owned landfills during the quarter ended September 30, 1996 compared to the similar 1995 period. Capitalized landfill development costs are amortized as permitted airspace of the landfill or the related cell, as applicable, is consumed.

Selling, general and administrative expenses increased $128 (or 7%) during the quarter ended September 30, 1996, as compared to the quarter ended September 30, 1995. As a percentage of revenues, selling, general and administrative expenses increased from 10.9% during the quarter ended September 30, 1995, to 11.9% during the quarter ended September 30, 1996. This increase is primarily due to higher administrative expenses incurred during 1996 due to a new incentive bonus program implemented in 1996 to compensate salaried employees.

Income from operations remained relatively unchanged at $3,331 during the quarter ended September 30, 1996 compared to $3,309 during the quarter ended September 30, 1995. As a percentage of revenues, income from operations remained unchanged at 20% during the quarters ended September 30, 1995 and 1996.

Interest income decreased to $11 during the quarter ended September 30, 1996, as compared to $82 during the quarter ended September 30, 1995. The Company has from time to time paid amounts into escrow under state regulations related to closure and post-closure cost of its landfills. The decrease in interest income reflects the decrease in escrow cash balances outstanding during the quarter ended September 30, 1996, as compared to 1995. During the fourth quarter of 1995, the Company issued letters of credit in exchange for reducing or eliminating virtually all of its escrow accounts.

Interest expense increased 132% to $487 during the quarter ended September
30, 1996, compared to $210 during the quarter ended September 30, 1995. The increase in interest expense is primarily attributable to the Company ceasing the capitalization of interest expense on the Mid-State landfill for periods following its opening in early September, 1996 and additional interest expense in 1996 as a result of accelerated amortization of capitalized financing costs related to the Company's line of credit. The line of credit will be repaid when the Company is merged with Republic (See Note 2). The amount of interest capitalized during the third quarter of 1996 was $375 compared to $570 capitalized during the third quarter of 1995.

Other expense was $569 during the quarter ended September 30,1996, compared to other expense of $16 during the quarter ended September 30, 1995. Included in other expense during the quarter ended September 30, 1996, are $750 of professional fees related to the proposed merger with Republic (See Note 2) net of royalty income of $210 related to the sale of Tennessee Mining, Inc. (See
Note 4).

The Company's effective tax rate for continuing operations increased from 40% during the quarter ended September 30, 1995, to 49% during the quarter ended September 30, 1996.

As of December 31, 1995, the Company had sold all of its subsidiaries included in discontinued operations, fully disposing of all non-environmental operations (see Notes 3 and 4). The recorded transactions reflect the disposal of all of the Company's non-environmental segments and accordingly, the operating results of these segments have been classified as discontinued operations for all periods presented in the accompanying consolidated financial statements. Operating results from the discontinued operations were as follows:

                                                      THREE MONTHS
                                                          ENDED
                                                   SEPTEMBER 30, 1995
                                                   -------------------
        Operating revenue                                $27,811
                                                         -------
        Income before income taxes                         2,258

        Income tax provision                                 480
                                                         -------

        Net income from discontinued operations          $ 1,778
                                                         =======

During the quarter ended September 30, 1995 the Company recorded a loss on the disposal of the discontinued operations of approximately $30,500 (net of income tax benefits of approximately $10,000) which represents the estimated loss on the disposal of the non-environmental operations and a provision of approximately $2,000 for expected operating losses through the final disposition of such operations.

Upon ultimate disposal of its discontinued operations, the Company determined its initial estimates did not require adjustment.

Included in income from discontinued operations for the three months ended September 30, 1995, is approximately $4,000 of pre-tax income from the sale of the Company's mining technology patent rights in Australia. The effect of hedging transactions during the period was insignificant.

                                 Results of Operations
      Nine Months Ended September 30, 1996, Compared with Same Period 1995
      --------------------------------------------------------------------
                 (amounts in thousands, except per share data)

Net income during the nine months ended September 30, 1996, was $5,419 or $.35 per share, compared to net income from continuing operations of $4,901 or $.31 per share for the nine months ended September 30, 1995.

Total revenues increased from $41,579 generated during the nine months ended September 30, 1995, to $46,012 during the months ended September 30, 1996.
This 11% increase in total revenues primarily reflects the 7% increase in tons of waste received at the Company's landfills. During the nine months ended September 30, 1996, tonnage received at the Company's landfills increased to 1,424 tons from 1,331 tons received during the 1995 first nine months. This increase in tons is primarily attributable to internal growth, including additional tonnage received at the Company's East Carolina and Epperson sites under new contracts entered into in May and June 1995, respectively. In September 1996, the Company opened a new landfill in Bibb County, Georgia, outside Macon, Georgia. The Company has another new landfill under development located in Person County, North Carolina, which is currently expected to be completed in early 1997.

As a percentage of total revenues, cost of operations increased slightly to 58% for the nine months ended September 30, 1996, as compared to 56% for the nine months ended September 30, 1995. As a percentage of total revenues, cost of operations increased from 54% for the year ended December 31, 1995 as compared to 58% for the nine months ended September 30, 1996. This increase is caused by a combination of factors, including: seasonality, higher personnel related costs and higher estimated landfill closure and post-closure costs.

Depreciation and amortization increased $480 (or 9%) during the nine months ended September 30, 1996, as compared to the nine months ended September 30, 1995. This increase is primarily attributable to an increase in tonnage received as well as the purchase and development of additional capital assets within the environmental operations. Capitalized landfill development costs are amortized as permitted airspace of the landfill or the related cell, as applicable, is consumed.

Selling, general and administrative expenses decreased $822 (or 17%) during the nine months ended September 30, 1996, as compared to the nine months ended September 30, 1995. As a percentage of revenues, selling, general and administrative expenses declined from 12% during the nine months ended September 30, 1995, to 9% during the nine months ended September 30, 1996. This decline is primarily due to lower administrative expenses incurred during 1996 due to lower corporate overhead incurred, primarily payroll related expenses, resulting from overall improved operating efficiencies at the Company's environmental operations partially offset by a new 1996 incentive bonus plan for salaried personnel.

Income from operations increased $1,465 (or 18%) during the nine months ended September 30, 1996, as compared to the nine months ended September 30, 1995. Income from operations increased as a percentage of revenues from 19% during the nine months ended September 30, 1995, to 21% during the nine months ended September 30, 1996. The increase in income from operations in dollars and as a percentage of revenues is attributable to the higher revenues generated by the Company's landfill operations allowing the Company to spread its fixed costs over a larger revenue base and also as a result of lower selling, general and administrative expenses incurred during nine months ended September 30, 1996, compared to the nine months ended September 30, 1995.

Interest income decreased to $38 during the nine months ended September 30, 1996, as compared to $366 during the nine months ended September 30, 1995. The Company has from time to time paid amounts into escrow under state regulations related to closure and post-closure cost of its landfills. The decrease in interest income reflects the decease in escrow cash balances outstanding during the nine months ended September 30, 1996, as compared to 1995. During the fourth quarter of 1995, the Company issued letters of credit in exchange for reducing or eliminating virtually all of its escrow accounts.

Interest expense increased 64% to $629 during the nine months ended September 30, 1996, as compared to $384 during the nine months ended September 30, 1995. The increase in interest expense was primarily attributable to the Company ceasing the capitalization of interest expense on the Mid-State landfill for periods following its opening in early September 1996 and additional interest expense in 1996 as a result of accelerated amortization of capitalized financing cost related to the Company's line of credit. The line of credit will be repaid when the Company is merged with Republic (See Note 2). The amount of interest capitalized during the nine months of 1996 was $1,133 compared to $1,739 capitalized during the first nine months of 1995.

Other expense was $777 during the nine months ended September 30, 1996, compared to other income of $171 during the nine months ended September 30, 1995. Included in other expense during the quarter ended September 30, 1996, are approximately $1,500 of professional fees related to the proposed merger with Republic (See Note 2) net of $613 of royalty income related to the sale of Tennessee Mining, Inc. (See Note 4).

The Company's effective tax rate for continuing operations decreased from 40% during the nine months ended September 30, 1995, to 33% during the nine months ended September 30, 1996, primarily due to the reduction of deferred tax valuation reserves.

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

                                           NINE MONTHS ENDED
                                          SEPTEMBER 30, 1995
                                          ------------------
Operating revenue                               $92,486
                                                -------

Income before income taxes                        7,606

Income tax provision                              1,899
                                                -------

Net income from discontinued operations         $ 5,707
                                                =======

During the quarter ended September 30, 1995 the Company recorded a loss on the disposal of the discontinued operations of approximately $30,500 (net of income tax benefits of approximately $10,000) which represents the estimated loss on the disposal of the non-environmental operations and a provision of approximately $2,000 for expected operating losses through the final disposition of such operations.

Upon ultimate disposal of its discontinued operations, the Company determined its initial estimates did not require adjustment.

Included in income from discontinued operations for the nine months ended September 30, 1995, is approximately $14,000 of revenue and $13,000 of pre-tax income from the sale of the Company's mining technology patent rights in Australia, offset by a $5,300 disposal loss accrual recorded for the Company's precious and industrial metals mining subsidiary. The effect of hedging transactions during the period was insignificant.

                              Financial Condition
                              -------------------
                 (amounts in thousands, except per share data)

The Company's cash and cash equivalents and short-term investments totaled $1,165 at September 30, 1996, compared to $3,387 at December 31, 1995. This 66% decrease is primarily due to the timing of accounts receivable collections, accounts payable payments and capital expenditures.

Accounts receivable at September 30, 1996, totaled $8,567 compared to the balance of $9,090 at December 31, 1995. This 6% decrease is primarily due to the timing of accounts receivable collections.

Prepaid expenses and other at September 30, 1996, totaled $2,882 compared to the balance of $3,246 at December 31, 1995. This 11% decrease is primarily due to the timing of payments on prepaid insurance and other prepaid expenses.

Property, plant and equipment, net, increased to $122,048 at September 30, 1996, as compared to $105,747 at December 31, 1995. This $16,301 (15%) increase is primarily due to an increase in landfill equipment, cell construction at existing landfills and other capitalized environmental related development costs, net of depreciation charges.

Accounts payable at September 30, 1996, decreased to $3,788 as compared to the December 31, 1995, balance of $4,743. This 20% decrease is primarily due to the timing of payments on accounts payable.

The Company's current portion of long-term debt outstanding increased to $2,710 at September 30, 1996, as compared to $1,823 at December 31, 1995, primarily due to timing of certain debt payments.

Accrued expenses and other liabilities increased to $5,920 at September 30, 1996, as compared to the $3,504 balance at December 31, 1995. This 69% increase is primarily due to the timing of payments relating to income taxes and other expenses.

The Company's long-term debt outstanding increased to $17,073 at September 30, 1996, as compared to $14,407 at December 31, 1995. During the first nine months of 1996 the Company borrowed $3,000 on its line of credit to fund certain landfill construction and development costs.

Accrued closure and post-closure costs at September 30, 1996, increased to $6,738 as compared to $5,168 at December 31, 1995. The accrual for closure and post-closure cost is based upon the estimated aggregate closure and post-closure costs to be incurred at the time that the landfills cease to accept waste and are closed. The amount of the accrual is calculated using the number of tons received by the landfills each year. Therefore, the increase in this accrual is due to the landfills receiving additional tons during the first nine months of 1996.

The Company's other long-term liabilities remained relatively unchanged at $7,544 at September 30, 1996, as compared to $7,451 at December 31, 1995. This accrual primarily relates to income taxes and the remaining reserve recorded to cover costs associated with the disposal of the discontinued operations.

                        Liquidity and Capital Resources
                        -------------------------------
                 (amounts in thousands, except per share data)

The working capital needs of the Company have been met primarily through a combination of funds provided by banks, proceeds from the sale of non-environmental operations, and cash generated through operations.

The overall net decrease in cash and cash equivalents from continuing operations was $2,222 and $1,803 for the nine months ended September 30, 1996 and 1995, respectively.

Net cash provided by operating activities was $14,916 and $22,627 for the nine months ended September 30, 1996, and 1995, respectively. This fluctuation between years is primarily a result of the disposal of discontinued operations during the fourth quarter of 1995 as such discontinued operations provided approximately $15,562 in cash flows from operating activities for the nine months ended September 30, 1995.

Net cash used in investing activities was $21,197 and $32,268 for the nine months ended September 30, 1996, and 1995, respectively. Both amounts primarily represent acquisitions of environmental related assets as well as capitalized landfill construction and development costs. During the nine months ended September 30, 1995, net cash flows used in the discontinued operations were approximately $18,903, which primarily represented property, plant and equipment additions.

Net cash provided by financing activities was $4,059 and $8,530 for the nine months ended September 30, 1996 and 1995, respectively. The 1996 amount primarily represents the Company borrowing on its line of credit. The 1995 amount primarily represents borrowings on revolving lines of credit and issuance of long-term debt. Included in the September 30, 1995 amount is approximately $2,591 in net cash flows provided by discontinued operations, primarily from long term debt borrowings.

Net working capital as of September 30, 1996, was approximately $196 compared to approximately $5,653 as of December 31, 1995.

As of September 30, 1996, the Company had approximately $15,694 available under its line of credit. The line of credit is secured by substantially all of the Company's assets and bears interest at rates ranging from the Eurodollar rate plus 1.75% to 2.75% to the bank's base rate plus 0% to .75%. The maximum amount available under the line of credit, which expires October 31, 1997, is $50,000, reduced by issued letters of credit of approximately $31,306 and borrowings of $3,000.

The Company has various operating and capital leases for transportation and other equipment. Total non-cancelable minimum lease payments for the remainder of 1996 will be approximately $1,200.

There are certain environmental contingencies, primarily consisting of landfill closure obligations, related to the Company's integrated solid waste disposal system operations. The Company estimates and records its costs associated with closure and post-closure monitoring and maintenance for operating landfills based upon relevant government regulation. Accruals for these closure and post-closure costs are provided as permitted airspace of the landfill is consumed. The Company revises its estimates on a periodic basis. As of September 30, 1996, the Company had accrued expenses for closure costs of approximately $6,738. Because of the long-term nature of these obligations, there is a possibility that such obligations, when ultimately paid, may differ substantially from the recorded accrued expense, thus affecting the Company's liquidity.

Considering the existing accruals with respect to the Company's landfills at September 30, 1996, and assuming significant additional future capital costs are made to complete expansion efforts over the expected lives of the landfills, approximately $98,800 of additional expense accruals are to be provided over the remaining lives as permitted airspace of these facilities is consumed. Such additional accruals to be provided have been estimated based on current costs and existing regulatory requirements and assume that the landfills will be filled to capacity. Due to uncertainties and significant judgments used in determining the amount of additional accruals to be provided, the actual amount to be expended may differ substantially.

The Company is required to provide financial assurance to various regulatory bodies for certain of its estimated closure and post-closure monitoring and maintenance costs. The Company has provided letters of credit and established trust funds in response to such requirements.

The Company projects capital expenditures for existing landfill facilities for the remainder of 1996 to be $6.8 million, although the amounts expended may differ substantially from this amount. The Company is actively pursuing additional landfill facilities through acquisitions, privatization of municipally owned facilities, as well as start-up facilities. In addition to planned expenditures for existing facilities, the Company anticipates that the Person County landfill will be completed in early 1997 at a cost of approximately an additional $4.8 million, but there can be no assurance that this landfill will become operational in 1997 nor that the amounts actually expended will not differ substantially from this current estimate.

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

-------------------------------------------------------------------------------
The statements contained in this Form 10-Q contain forward looking statements which involve risks and uncertainties. The Company's actual results may vary significantly from those stated in any forward looking statements. Factors that may cause such difference include, but are not limited to, regulatory changes, loss or failure to obtain governmental permits, competition, the ongoing consolidation of the solid waste management business and the availability of acquisition and expansion opportunities on attractive terms.
-------------------------------------------------------------------------------

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

              None.

Item 4.   Submission of Matters to a Vote of Security Holders.
          ----------------------------------------------------

              None.

Item 5.   Other Information.
          ------------------

              None.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          (a)  List of Exhibits Filed.
               -----------------------

          Exhibit 27  Financial Data Schedule.

          (b)  Reports on Form 8-K.
               --------------------

               During the quarter ended September 30, 1996, the Company filed a Form 8-K Current Report dated June 25, 1996, Item 5 Other Events (reporting execution of a definitive agreement with Republic Industries, Inc. ("Republic") for Republic to acquire the Company in a merger transaction and execution of voting agreement between principal stockholders of the Company and Republic whereby they have agreed to vote all shares owned by them in favor of the merger). No financial statements were filed with the report.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADDINGTON RESOURCES, INC.
(Registrant)


Date:  November 13, 1996     By: /s/ R. Douglas Striebel
       -----------------        ------------------------
                                       R. Douglas Striebel
                                       Vice President  and
                                       Chief Financial Officer